Form 10KSB
period 1995-04-30
SEVEN OAKS INTERNATIONAL INC
filed 1995-08-10
CIK 352330

This filing consists
                                                      of 67 pages. The exhibit
                                                      index is on page 60.

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 30, 1995

                                       OR
 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                         Commission file number 0-10633

                         SEVEN OAKS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             TENNESSEE                               62-0850341
 (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)               Identification No.)

700 Colonial Road, Suite 100
Memphis, Tennessee                                      38117
(Address of principal executive                      (Zip Code)
 offices)

Registrant's telephone number, including area code (901) 683-7055

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.10 par value
                                (Title of class)




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No ______


                                                            Page 2 of 67


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   On July 28, 1995, the Registrant had 8,639,572 shares of its Common Stock, $.10 par value, outstanding. The aggregate market value of such Common Stock held by non-affiliates of the Registrant, based on the last sale of such stock on the OTC Bulletin Board, on July 28, 1995, was $3,239,840. For purposes of this calculation, only directors and executive officers of the Registrant at that date are deemed affiliates of the Registrant.

                      Documents Incorporated by Reference.

                                Not Applicable



































                                                            Part I
                                                            Page 3 of 67


   ITEM 1.  Description of Business

     Seven Oaks International, Inc. ("Company"), a Tennessee corporation engaged in the coupon processing industry, was organized and commenced clearinghouse operations in 1971. The Company's wholly-owned subsidiaries, which are included in the consolidated financial statements, are:

            Coupon Redemption, Inc. - the coupon clearinghouse
            SOCIS, Inc. - the management information systems group
            Siete Robles Internacional, S.A de C.V. - the Mexican processing corporation
            Seven Oaks Direct, Inc. - an inactive subsidiary

    The Company acts as a clearinghouse which processes cents-off coupons from retail establishments throughout the United States. Coupons are processed at its clearinghouse processing facility, is located in Juarez, Mexico. The number of coupons processed were 115 and 305 million for the fiscal years ended April 30, 1995 and 1994, respectively.

   The Company's executive offices are located at 700 Colonial Road, Suite 100, Memphis, Tennessee 38117 and its telephone number is (901) 683-7055.

                              The Coupon Industry

   Cents-off coupons are issued primarily by packaged-goods manufacturers as a promotional technique designed to increase consumer purchases of particular products. Promotional programs using coupons typically are designed to induce either repeat purchases, consumer trials of products or brands, or both. Coupons are distributed primarily through advertisements in newspapers and newspaper supplements, free-standing inserts in newspapers, advertisements in magazines, direct mailings and inclusion on or in product packages.

   Coupons typically provide that upon presentation to a retailer at the time of purchase of the product the consumer will receive a discount from the marked sale price of the product equal to the face amount of the coupon. Coupons also provide that the product manufacturer (the issuer of the coupon) will pay supermarkets, grocery stores, drug stores, discount stores and other retail establishments the face amount of the coupon plus a specified handling fee upon presentation of the coupon to the manufacturer or its agent. The handling fee is designed to defray the costs associated with handling coupons, and is customarily a standard amount per coupon regardless of the face value of the coupon or the identity of the manufacturer. The standard handling fee was 8 cents ($.08) for each coupon for each of the fiscal years in the three years ended April 30, 1995.

   The coupon industry is a mature industry with the number of coupons distributed and redeemed remaining relatively unchanged in the last three years. A minor decline (3.7%) occurred in 1993 when a decisions by some manufacturers, especially cigarette manufacturers, to concentrate marketing

                                                            Part I
                                                            Page 4 of 67


efforts on initial price reductions rather than couponing. According to industry estimates, the number of coupons distributed by manufacturers was approximately 310 billion, 299 billion and 310 billion in calendar years 1992, 1993 and 1994, respectively.

   Based on its experience and industry estimates, the Company believes that an average of approximately 2%-3% of the coupons distributed by manufacturers are actually redeemed. Industry sources estimate the number of coupons redeemed in calendar years 1992, 1993 and 1994 were 7.7 billion, 6.8 billion and 6.2 billion, respectively. A reduction in coupon redemption by consumers in 1993 and 1994 is believed to have occurred primarily because of the manufacturers' shift in promotional spending discussed earlier.

   In the absence of outside assistance, the processing of the large number of coupons redeemed in the United States each year would require the utilization of significant resources on the part of retailers and manufacturer-issuers. The coupon processing industry developed to alleviate this logistical burden and to achieve economies of scale associated with the processing of large volumes of coupons.

   The coupon processing industry consists of companies that perform one or both of two principal intermediary functions:

   Clearinghouse - generally count, verify and sort coupons submitted to them by retailers and ship the sorted coupons to the appropriate manufacturer-issuer for payment. In addition, many clearinghouses pay some or all of their retailer customers the face value of the coupon plus, in many cases, a portion of the handling fee within a period of time determined by agreement with the retailer. This period of time in some cases is shorter than the period in which the retailer would receive payment if it forwarded the coupons directly to the manufacturer.

   Redemption agent - performs a sort and verification function for manufacturer-issuers to whom coupons are submitted by clearinghouses and retailers for collection. Redemption agents are also authorized to make payments on behalf of the manufacturer-issuer for validly presented
   coupons.  Redemption agents also customarily provide manufacturer-   issuers
with statistical and other data to enable them to evaluate their coupon promotion efforts.

                        Company Clearinghouse Operations

   The Company receives coupons shipped to it by retailers throughout the United States and provides the following services:

   Counts, sorts and batches coupons received according to the issuing manufacturer and the denomination of the coupons;

   Verifies the value of coupons to be redeemed;

                                                                  Part I
                                                                  Page 5 of 67

   Provides an invoice or report to the issuing manufacturer that includes the number and value of coupons and the identity of the retailer; and

   Ships the sorted coupons to the issuing manufacturer or its redemption agent.

   The Company is an authorized clearinghouse for substantially all major manufacturers which distribute coupons. The current prevailing handling fee paid by manufacturers ("Gross handling fee") is eight cents ($.08) per coupon. The Company provides its services generally to two classifications of customers:

   Funded Accounts - these are accounts in which the Company pays the retailer the face value of coupons plus, in most cases, a portion of the handling fee ("Net handling fee"). Title to the coupons is assigned to the Company by the retailer. In this type of business, after receipt and verification of the coupons by the manufacturer, the Company is paid the face value plus the gross handling fee. Depending on its agreement with the retailer, the Company might pay the retailer before or after receipt of funds from the manufacturer. Generally the net handling fee retained by the Company is designed to compensate it for services rendered plus any capital the Company has invested in early payments to the retailer.

   Pay Direct Accounts - these are accounts in which the Company processes the coupons for large retailer customers for a contracted fee per 1,000 coupons. Title to the coupon is always retained by the large retailer and the Company performs a service for the retailer for a contracted fee. Coupons are shipped to and invoiced to the manufacturer for the payment of their face value plus gross handling fee directly to the retailer. The Company is paid directly by its retailer customer for the processing fee earned.


   In the Company's fiscal years ended April 30, 1993, 1994 and 1995, the Company's revenue was derived 9%, 12% and 19% from Pay Direct Accounts, which generally results in the Company's receipt of a smaller portion of the gross handling fee, but requires no investment of capital by the Company in the form of early payments to the retail customer. The Company recognizes revenue, for financial reporting purposes, when the process of coupon verification has been completed. The Company's accounts receivable is composed of the full face value of verified coupons plus the prevailing eight cent per coupon handling fee. The Company's actual revenue, however, is the portion of the eight cent handling fee to be retained by the Company. Thus, there is a high level of accounts receivable relative to actual revenues.

   Most payment plans for the Company's clearinghouse customers are 42 days. The time period between the time of the Company's receipt of coupons from retailers until the invoicing of manufacturers ranges from 10 days to 2 weeks, depending upon the Company's processing efficiency. The Company collects most of its receivables from manufacturers within five to six weeks after the

                                                            Part I
                                                            Page 6 of 67


manufacturer is billed for coupons processed by the Company. The payments to the Company's retail customers constitute the principal demands on its liquidity and are financed through funds from borrowings. If a manufacturer refuses to redeem any coupons shipped to it by the Company, the Company has recourse against the retailer for amounts advanced to it with respect to the unredeemed coupons. Such amounts normally are deducted from the advance payment made to the retailer for its next shipment. During fiscal 1995 and 1994, the aggregate face value and handling fees of coupons which manufacturers refused to redeem was approximately 5% of receivables from manufacturers.

   The Company estimates that it was processing coupons for approximately 2,500 and 5,000 retail outlets in fiscal years 1995 and 1994, respectively. The Company provides clearinghouse services to independent supermarkets and grocery or drug stores, retail outlets that are part of large chains of supermarkets, state associations or cooperatives of retailers.

   In August 1993, the Company entered into an arrangement with a privately-held coupon processor under which the Company processed certain coupons submitted to that processor. That arrangement accounted for approximately 12% of the Company's consolidated revenue in 1995 and 1994. The Company terminated the arrangement because the business has not been as profitable as expected, and terminated processing services under this agreement in the first quarter of fiscal 1995. The Company has contracts with substantially all of its clearinghouse customers that provide the payment terms for such customers. Contracts with most customers are non-exclusive.

                         Coupon Audit and Verification

   An important function performed by the Company in its clearinghouse operations is the prevention of fraudulent or improper coupon redemption. In general, manufacturers are obligated to pay only for those coupons submitted by or on behalf of legitimate retailers in connection with the retail sale of the particular product. Improper redemption can occur for a variety of reasons, ranging from the inadvertent submission of a coupon to a retailer for a product not purchased to sophisticated fraudulent schemes designed to obtain payment from manufacturers for large quantities of their coupons that are not obtained in ordinary retail transactions.

   The Company has adopted a number of procedures designed to prevent advances by its clearinghouse operation for improperly submitted coupons. The Company maintains various retailer-related data in its computer files, including historical shipment information. Coupons also are inspected visually at the clearinghouse processing facilities. If a shipment contains "mint condition" coupons or coupons that appear to have been clipped in bulk, additional verification procedures are instituted by the Company.




                                                            Part I
                                                            Page 7 of 67


   During fiscal 1994 the Company experienced charge-offs for doubtful accounts considerably above its normal accrual for uncollectible receivables. Bad debt expense for fiscal 1994 includes $1.1 million in charge offs taken in the fourth quarter of fiscal 1994. These expenses were due principally to problems in verifying coupons submitted from certain retailers, loss of significant customers and to reductions in payment from product manufacturers which could not be charged back to the Company's customers. No unusual charges such as this were experienced in fiscal 1995 because control procedures were implemented by the new Chief Operating Officer in the last quarter of fiscal 1994 to preclude the re-occurrence of charge-offs.


                                Data Processing

   The Company's data processing capability is vital to the Company's coupon processing capacity and productivity. The Company's increasing use of scanner technology, which utilizes the bar code carried on most coupons, is contributing to the increased efficiency and accuracy of its operations. The Company's data processing facilities represent a substantial portion of the Company's investment in fixed assets. During the last quarter of fiscal 1995 the Company made the decision to close its customer service and management information systems office in El Paso and relocate those operations to its facility in Juarez, Mexico. The Company has negotiated with its computer vendor a lease buyout plan which, along with the future occupancy costs of the El Paso facility, was provided for in a restructuring charge of $337,000 during the quarter ended April 30, 1995. The Company plans to convert from its current mainframe-based computer operations to a local area network. Systems development is currently in the latter stages and the Company believes that its new system will provide data processing capability is sufficient to meet the anticipated growth of its business.

                                   Marketing

   The Company's services are principally marketed and serviced by Company employees, however accounts are also being obtained through direct mail solicitations, telemarketing and independent representatives.














                                                            Part I
                                                            Page 8 of 67



                               Mexican Operations

   Because a substantial portion of coupon counting and sorting functions are carried out by hand, the coupon processing industry is highly labor intensive. As a result, the Company and other major companies in the coupon processing industry generally conduct counting and sorting operations in Mexico and certain other foreign countries where less expensive labor is available. The Company conducts clearinghouse operations at a location in Juarez, Mexico and in the fourth quarter of fiscal 1994 terminated operations at another leased facility in Juarez. Final payment under that lease were made in the first quarter of fiscal 1995. See Properties. Employees at the Mexican facility generally are paid wages equal to or slightly in excess of the minimum wage required by law in Mexico.

   The Company's operations in Mexico are subject to certain of the normal risks of operating in a foreign country, including currency fluctuations and changes in foreign law. In addition, in recent years Mexico has experienced high inflation and substantial devaluation of its currency. During the second and third quarters of fiscal 1995 the Peso was significantly devalued, resulting in reduced costs of operating in Mexico. Historically, the devaluations have more than offset the effects of high inflation, and the overall impact of these factors on the Company has not been adverse. The Company is unable to predict the effect of inflation and currency devaluation on its future operations. The Company is also unable to predict with certainty the effects that the North American Free Trade Agreement will have on its Mexican operations, but anticipates that agreement will eventually increase its employee costs in Mexico.

   The Company conducts clearinghouse operations at a location in Juarez, Mexico and in the fourth quarter of fiscal 1994 terminated operations at another leased facility in Juarez. See Properties. Employees at the Mexican facility generally are paid wages equal to or slightly in excess of the minimum wage required by law in Mexico.

                                  Competition

   The Company believes its market share is less than 5% and the Company experiences significant competition in its clearinghouse operations. The principal competitive factors in the clearinghouse business are price, customer service and payment terms. The Company considers that it has at least five principal competitors, and believes that an affiliate of The Dun & Bradstreet Corporation, and Carolina Coupon Clearing, Inc., are the dominant companies in the clearinghouse business.

   Technological developments may occur in the future that could be used to increase productivity in the coupon processing industry, the implementation of which might require substantial capital investment. The Company believes that


                                                            Part I
                                                            Page 9 of 67


The Dun & Bradstreet Corporation and Carolina Coupon Clearing, Inc. have substantially greater financial resources than the Company.

   The Company believes that the chief factors pertaining to its competitive position, to the extent that they exist and are known to the Company, are the Company's size and focus on the coupon business. The affiliate of The Dun & Bradstreet Corporation may have access to substantially greater financial resources than the Company, which resources might allow it to respond to possible technological developments more readily than the Company. The fact, however, that the Company is generally not affiliated with entities involved in other businesses means that it is able to focus its resources and energies on the coupon business. Although the Company does not anticipate any major technological developments relating to the Company's current business in the foreseeable future, the Company's current financial position would prevent it from committing any significant amount to investment in any such developments.

   Industry surveys concluded that, prior to calendar 1992, the number of coupons distributed by manufacturers had generally continued to rise each year, but indicated that the rate of growth had slowed. Total expenditures related to the portion of manufacturers' marketing programs allocated to coupons had risen at a higher rate; however, because of increases in the average value of redeemed coupons. Management believes that for clearinghouses such as Seven Oaks, the slower growth in unit volumes of coupons led to more competition and, in turn, difficulty in increasing handling fees sufficiently to compensate for the additional expense generally associated with financing coupons with higher face values.

   During calendar year 1994 the number of coupons distributed by manufacturers increased to approximately to 309.7 billion in 1994, following a decrease from 310 billion in 1992 to approximately 298.5 billion in 1993. The Company believes that the 1993 decrease is largely due to the decisions by some manufacturers, especially cigarette manufacturers, to concentrate marketing efforts on initial price reductions rather than couponing. In spite of the increase in number of coupons distributed, the number of redemptions in 1994 decreased approximately 8.8% -- from 6.8 billion to 6.2 billion -- which has exacerbated the competitive situation.

                                   Employees

   As of July 18, 1995, the Company employed approximately 192 persons, of whom approximately 170 were employed in its sorting facilities in Mexico. The remaining employees are executive, administrative, sales, customer service, and data processing personnel located in the Company's Memphis and El Paso offices.






                                                            Part I
                                                            Page 10 of 67



ITEM 2.   Properties.

   The Company's executive offices are located in Memphis, Tennessee in approximately 6,000 square feet of leased space. In fiscal 1994 the Company leased approximately 7,763 square feet of space in El Paso to house its operations there. Subsequent to the signing of the North American Free Trade Alliance ("NAFTA") management has determined that its entire operation, with the exceptions of those functions conducted in the Memphis location, can be handled from its facility in Juarez, Mexico. Therefore, the Company has scheduled its move from the El Paso location during the Summer of 1995.

   In late July 1994, the Company closed the sale of its approximately 70,000 square foot building in El Paso, Texas. The purchase price for this facility was $1.5 million, the net proceeds of which were paid to the Company's principal lender, which held a deed of trust on the facility securing payment to it. This building, purchased in the third quarter of fiscal 1987, had served as an administrative and operations office for the Company's clearinghouse, housed its data processing center, and had served as the administrative and operations office for its redemption agency and promotion fulfillment operations prior to the sale in December 1989 of substantially all of the assets of its redemption agency and promotion fulfillment subsidiary.

   In December 1994 the Company closed the sale of a facility which had been formerly used in its processing operations. The sale price of the facility, located in Delicias, Mexico, was $1.125 million, the net proceeds of which were paid to the Company's principal lender. The proceeds fully repaid that lender and its financing agreement with that lender was concurrently terminated. The facility was located in Delicias, Mexico was acquired during fiscal 1987. The completion of this sale left the Company with one processing facility located in Juarez, Mexico.

   The Company also owns two parcels of unimproved real estate totaling approximately 30 acres in the Las Cruces, New Mexico vicinity. This land was acquired in a like-kind exchange and is held for investment purposes, and is encumbered by a deed of trust securing payment to the Company's debenture holders. Additionally, the debenture holders have first security interest in all of the Company's furniture, fixtures and equipment located in the United States.











                                                            Part I
                                                            Page 11 of 67


   Clearinghouse and redemption agency operations, sorting facilities. The Company processes coupons in a two building complex containing approximately 98,000 square feet located on approximately 3.7 acres in Juarez, Mexico. This facility was held in trust for the Company's benefit by a Mexican bank, Banca Serfin S.N.C., prior to the fourth quarter of fiscal 1994, at which time the Company sold the facility and leased it back for a nine year term from the purchaser. The Company has a five year renewal option under that lease. The Company's management believes that this facility is adequate to meet its processing requirement for the foreseeable future.

   In the fourth quarter of fiscal 1994, the Company ceased clearinghouse activities in an approximately 37,000 square foot leased facility in another location in Juarez, and lease obligation was fully satisfied in November 1994.

   In the first quarter of fiscal 1988, the Company entered into a lease for an approximately 40,000 square foot facility in Memphis, Tennessee to house its telemarketing facilities, and in the third quarter of fiscal 1988 entered into an amendment to this lease for additional adjacent space of approximately 26,000 square feet (together, the "Telemarketing Lease"). The Telemarketing Lease is for a term of one hundred twenty (120) months following April 15, 1988. Simultaneously with the sale of substantially all of the assets of its telemarketing subsidiary on April 30, 1989, the Company subleased this space to the purchaser of the assets for a sixty (60) month term commencing May 1, 1989. In April 1994, the Company entered into an amendment to this sublease with the successor in interest to the original sublessee extending the term of the sublease through April 30, 1996, and further granting the successor an option to extend the sublease term through April 30, 1998. The Company remains obligated under the Telemarketing Lease. During the 24-month extended term of the sublease, the sublessee has agreed to fulfill the Company's obligations under the Telemarketing Lease. The sublessee has no obligation for the Telemarketing Lease during the last approximately twenty-three and one-half (23 1/2) months of the Telemarketing Lease, unless it elects to exercise its renewal option.

ITEM 3.  Legal Proceedings.

   On or about June 10, 1988, El Paso Saddle Blanket Company, Inc. ("Saddle Blanket") amended its suit pending in the District Court of El Paso County, Texas, to join the Company in that case as a co-defendant with the original defendant Frank Winslett, a former employee of General Letter Service, Inc. ("GLS"); GLS, a former subsidiary of the Company, was dissolved in the last quarter of the Company's fiscal year ended April 30, 1986. Saddle Blanket alleges that a mailing list used by GLS that was the property of Saddle Blanket was purposely or negligently permitted to fall into the hands of one of its competitors -- through the actions of Mr. Winslett. Saddle Blanket has sued for in excess of $400,000 actual damages plus punitive damages, and has indicated in discovery that it believes its actual damages are far in excess of the $400,000 figure. The Company does not believe that it is liable to Saddle Blanket in any amount, and is contesting this lawsuit vigorously.

                                                            Part I
                                                            Page 12 of 67



ITEM 4.   Submission of Matters to Vote of Security Holders.


   The Company did not hold an annual meeting of shareholders for the fiscal year 1994. Two of the current six members of the Board of Directors were elected by the previous members of the Board of Directors concurrent with the Managerial and Financial Restructuring in September 1994. Two additional members of the current Board of Directors were elected subsequent to the restructuring. The four Directors most recently added to the Board have not been submitted to the stockholders for approval.


  The Company entered into two agreements to process coupons for a major customer, a $750,000 debenture was fully subscribed in March 1995 and a $1 million line of credit was established with a national bank in Memphis, Tennessee. Additionally, the Company retained its auditors, Deloitte & Touche, to audit the Company's financial statements for the fiscal year ended April 30, 1995. None of these matters have been submitted to the shareholders for approval.

   The Company's annual meeting of shareholders for the 1993 fiscal year was held on February 24, 1994. The matters voted on were the election of directors and ratification of auditors for the 1994 fiscal year. Tommy R. Thompson was elected as a director of the Company to hold office until the fiscal 1996 annual meeting, upon a vote of 5,609,542 for, 134,695 withheld, and 694,192 abstentions or nonvotes. Frank A. Sullivan was elected as a director of the Company to hold office until the annual meeting for the 1994 fiscal year, upon a vote of 5,607,887 for, 136,350 withheld, and 694,192 abstentions or nonvotes. The appointment of Deloitte & Touche as the Company's independent public accountants for the 1994 fiscal year was ratified by a vote of 5,677,128 for, 24,337 against, and 42,772 abstentions and nonvotes.

















                                                            Part II
                                                            Page 13 of 67



Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

   Market Information. The Company's common stock, $.10 par value, was traded in the over-the-counter market under the NASDAQ symbol "QPON" and listed on the NASDAQ National Market ("NNM") until March 30, 1994. On that date, the Company's common stock was delisted from the NNM and is now included in the NASD's OTC Bulletin Board. At July 19, 1995, there were approximately 600 holders of record of the Company's Common Stock.

   The following table sets forth the reported high and low bid prices of the Common Stock for the first three quarters of fiscal 1994 as regularly quoted in the National Association of Security Dealers automated quotation system. Subsequent to the third quarter of 1994 the listed high and low bid prices as quoted by the over-the-counter bulletin board. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal year ended
 April 30, 1994                                           High          Low

First Quarter (May-July)                                 17/32          1/4
Second Quarter (August-October)                            1/2         7/32
Third Quarter (November-January)                          5/16          1/8
Fourth Quarter (February-April)                            3/8          1/8

Fiscal year ended
 April 30, 1995                                           High          Low

First Quarter (May-July)                                   1/4          1/8
Second Quarter (August-October)                              1          1/8
Third Quarter (November-January)                         11/16          5/8
Fourth Quarter (February-April)                          11/16         9/32


   Dividends. The Company declared no dividends for fiscal 1994 or fiscal 1995 and is unable to state with any degree of certainty when or if it will resume dividend payments.












                                                            Part II
                                                            Page 14 of 67


ITEM 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operation.

Summary

   Seven Oaks International, Inc. and wholly-owned subsidiaries ("Company") process cents-off coupons, principally as a clearinghouse between product manufacturers and retailers throughout the United States. The Company sorts coupons for retailers and submits the sorted coupons to manufacturers for reimbursement. The Company generally makes advance payments to retailers and then is reimbursed by the issuing manufacturers, or their agents, for the face value of the coupons and the specified per coupon handling fee. The Company also markets its processing services to both retailers and manufacturers on a contractual basis not related to the per coupon handling fee. Under these plans, which typically produce less average revenue per coupon, retailers are reimbursed directly by manufacturers for submitted coupons without any advance payments by the Company.

   When the Company makes advance payments to retailers, its revenues are derived from retaining a portion of the handling fee, generally $0.08 per coupon, paid by product manufacturers to compensate retailers for the expense of accepting and submitting coupons. Manufacturers pay retailers the handling fee in addition to the face value of each coupon. The portion of the handling fee retained by the Company varies per customer according to the volume of coupons submitted and certain other factors. The Company typically retains less of the handling fee, and consequently recognizes less average revenue per coupon, from large chains and associations of retail stores than from smaller, independent retailers. Changes in the customer mix can affect the Company's average revenue per coupon, which had averaged less than $0.02 per coupon for the past several years and the first quarter of fiscal 1995. The average exceeded $0.02 per coupon in the third quarter of 1995, but declined to less than $0.02 per coupon in the fourth quarter, because the mix of coupons processed was affected by the increased processing for the Affiliate on a Pay Direct Plan during the third quarter. Revenue from processing coupons for the Affiliate represented 44% of revenue for the fourth quarter and 17% of revenue for the fiscal year ended April 30, 1995.

   When acting as a clearinghouse between retailers and manufacturers, the Company records as revenue only the portion of the per coupon handling fees it retains. Neither the face value of the coupons processed nor the portion of the handling fees received by retailers is recorded as revenue by the Company. The full face value of the coupons and the total per coupon handling fees are accounted for as trade receivables, however, since the Company is acting as a collection agent. When the Company's revenue is compared to total receivables, the turnover in receivables therefore appears considerably lower than the Company's actual experience.
                                                            Part II
                                                            Page 15 of 67


   The Company's collection period for receivables has averaged between five and six weeks in recent years. The principal factor determining the length of this period is the time required by manufacturers, or their agents, to process submitted coupons. This step involves collecting marketing information about redemption activity and verifying the coupons submitted for payment by retailers or clearinghouses such as the Company.


Results of Operations and Profitability Trends

   The number of coupons processed during the fourth quarter increased 71% from the third quarter of the year. This increase is attributed primarily to coupons received under the Company's exclusive processing agreement with a major wholesale grocery company that also is a 4.5% stockholder ("Affiliate"). Receipt of coupons from that wholesaler has been phased in over several months. The coupons processed under this service agreement (Pay Direct), are at a lesser fee than that received under agreements with retailers where the Company has to finance the face value of coupons (Funded Plan). Consequently, the increased volume at a lower fee reduced the average fee per coupon for the fourth quarter versus the third quarter. Gross revenue for the fourth quarter of fiscal 1995 increased $88,000 (21%) from the third quarter, primarily because of the increased number of coupons processed for the Affiliate.

   On May 10, 1995, the Company signed a letter agreement to become the exclusive processor for the Affiliate's independent retailer coupon program. This agreement is expected to increase by over 150% the number of coupons processed for the Affiliate. No coupons were processed under the May 1995 agreement in the fiscal year ended April 30, 1995. The number of coupons processed for the Affiliate during May and June 1995 increased 37% and 105% over the number processed during April 1995.

   For the fiscal year ended April 30, 1995, the number of coupons processed by the Company declined 63%, primarily because of the Company's decision to terminate an arrangement with a privately-held coupon processor under which the Company processed certain coupons submitted to that processor (See Description of Business). Processing under this agreement, which was not as profitable as anticipated when the agreement was signed, terminated in the first quarter fiscal 1995. Termination of this processing agreement accounted for the majority of the significant declines in the number of coupons processed in fiscal 1995 versus 1994 (-63%) and in the fourth quarter of fiscal 1995 versus the comparable quarter of fiscal 1994 (-56%). The Company is actively soliciting new accounts to rebuild its coupon volume, but is having difficulty enticing new customers and retaining existing customers because of their concerns about the Company's financial stability. At an average of $0.02 per coupon, the Company would need 5.6 million additional coupons a month to achieve breakeven. This is an increase of 24% over volume expected after the full benefit of the Affiliate's independent retailer coupon program.


                                                            Part II
                                                            Page 16 of 67

   Summary statements of income for the quarters of fiscal years ended April 30, 1995 and 1994, which is not covered by the auditor's report on the financial statement for the fiscal years ended April 30, 1995 and 1994, are presented below. Amounts are in thousands of dollars.


                                    1995 Quarter                Fiscal
                            Qtr. 1   Qtr. 2   Qtr. 3   Qtr. 4    Year
REVENUE                     $  762   $  474   $  410   $  498  $ 2,144

COSTS AND EXPENSES:
  Processing Costs           1,065      933      645      599    3,242
  General, Administrative
    and Selling                631      541      544      930    2,646
  Bad Debt Expense              18       18       87       67      190
  Interest                      92       43       17       62      214
  Loss on Real Estate                            548        2      550
      Total                  1,806    1,535    1,841    1,660    6,842
LOSS FROM OPERATIONS        (1,044)  (1,061)  (1,431)  (1,162)  (4,698)
OTHER INCOME                    44      (28)       4        7       27

NET LOSS                   ($1,000) ($1,089) ($1,427) ($1,155) ($4,671)


                                    1994 Quarter                Fiscal
                            Qtr. 1   Qtr. 2   Qtr. 3   Qtr. 4    Year
REVENUE                     $1,404   $1,329   $  946   $  706  $ 4,385

COSTS AND EXPENSES:
  Processing Costs           1,157    1,233    1,214    1,087    4,691
  General, Administrative
    and Selling                723      749      834      981    3,287
  Bad Debt Expense              12       12       36    1,498    1,558
  Interest                     123       98       91       85      397
  Loss on Real Estate                                   1,630    1,630
  Write-off of Intangibles                              1,167    1,167
      Total                  2,015    2,092    2,175    6,448   12,730
LOSS FROM OPERATIONS        (  611)  (  763)  (1,229)  (5,742)  (8,345)
OTHER INCOME                     6       42       51       26      125

NET LOSS                   ($  605) ($  721) ($1,178) ($5,716) ($8,220)


   Revenue for the fourth quarter of the year ended April 30, 1995 increased $88,000 (+21%) over the revenue of the third quarter of same fiscal year, the result of an increase in coupons processed (+71%) and a decrease in the average fee per coupon (-27%) . Versus the comparable quarter of fiscal 1994, revenue declined $208,000 (29%), reflecting the decline in number of coupons processed (-56%) and an improvement in the average fee per coupon of 52%.


                                                            Part II
                                                            Page 17 of 67



   For the year revenue in fiscal 1995 decreased $2,241,000 (-51%) from fiscal 1994, reflecting the decrease in coupons processed, partly offset by the increase in average revenue per coupon of 30%.

   Operating expenses, reflecting downsizing for reduced coupon volume, for the fiscal year ended April 30, 1995 decreased $5,888,000 (46%) from the prior fiscal year, reflecting reduction in workforce, reduced occupancy costs of processing facilities sold, and other general and administrative cost reductions. Excluding significant unusual items (primarily loss on real estate, write-off of intangibles, and bad debt write-offs) in both years, operating expenses declined $2,804,000 (33%) for fiscal year ended April 30, 1995..

   The fourth quarter operating expenses declined $180,000 (10%) compared to the third quarter of fiscal 1995. Compared to the fourth quarter of 1994, operating expenses were reduced $4,788,000 (74%). Excluding unusual significant items (primarily loss on real estate, write-off of intangibles, and bad debt write-offs), operating expenses were reduced $992,000 (43%). These reductions are the result of management's continuing efforts to reduce expenses commensurate with revenues generated.

   The operating loss of $1,155,000 for the fourth quarter ended April 30, 1995 was $272,000 (19%) less than the loss for the third quarter of the current year. Versus the comparable fourth quarter of the prior year the operating loss was reduced by $4,561,000 (80%). The fourth quarter of fiscal 1994 included non-recurring items totaling $4,133,000, and the fourth quarter of fiscal 1995 included one non-recurring item of $337,000. Excluding the significant unusual items (primarily loss on real estate, write-off of intangibles, and bad debt write-offs) the fourth quarter loss declined by $765,000 when compared to the comparable quarter of fiscal 1994.

   The operating loss of $4,671,000 for the year ended April 30, 1995 was $3,549,000 (43%) better than the $8,220,000 loss for year ended April 30, 1994. Fiscal 1994 included significant unusual items (primarily loss on real estate, write-off of intangibles, and bad debt write-offs) totaling $4,133,000, versus fiscal 1995 non-recurring items totaling $1,049,000. Excluding the non-recurring items the fiscal year 1995 loss declined by $465,000 (11%) when compared to the fiscal year 1994 loss.

   There were approximately 180 persons in the Company's workforce, including approximately 150 in the Juarez processing facility, as of April 30, 1995. Management believes that the Company's processing operations have been downsized to a point where further reductions are not practical to generate competitive processing efficiency.





                                                            Part II
                                                            Page 18 of 67


   The Company sold a processing facility located in Mexico during the third quarter of the fiscal year ended April 30, 1995, for $1,125,000, resulting in a loss of $583,000, $496,000 was recognized in the year ended April 30, 1994 and an additional $87,000 was expensed in the third quarter of the current year. Additionally, the Company recognized a loss in the third quarter ended January 31, 1995 of $462,000 to adjust the carrying value of land held for sale to its estimated recognizable value, based on a current appraisal.


Managerial and Financial Restructuring

   In a transaction completed as of September 7, 1994, Acorn Holdings, LLC, a privately owned company, and Fleming Companies, Inc. acquired newly issued common stock holdings representing a combined 25% ownership in the Company. Under the terms of the transaction, the Company transferred 1,759,837 million newly issued shares of Common Stock to Acorn Holdings. An additional 386,306 shares were issued to Fleming. Prior to the sale, the Company had a total of 6,438,429 shares outstanding. Peter R. Pettit, a member and Chief Manager of Acorn Holdings, was also granted an employee stock option, exercisable over the next five years under certain conditions, which would allow the purchase of an additional 3,626,605 shares of the Company at a price of $0.1705 a share. Fleming was further granted anti-dilution warrants to purchase, at $0.1705 per share, such number of additional shares necessary to maintain its percentage ownership of the Company's Common Stock in the event any then outstanding options, including those issued to Pettit, were exercised. On May 10, 1995, Pettit relinquished options to acquire 2,336,283 shares of the Company's common stock. Upon the exercise of these options, Acorn Holdings, Fleming and Pettit combined would control approximately 37% of the Company's outstanding common shares. In connection with the sale of the shares to Fleming and Acorn, and the grant of the option to Mr. Pettit, the Board of Directors amended the Company's Rights Agreement so that its provisions would not apply to those transactions.

   In conjunction with this transaction, the Board of Directors of Seven Oaks unanimously accepted the resignations of Mel G. Grinspan, Kenneth B. Lenoir and Joseph M. Radogna as directors. Peter R. Pettit and Jimmy H. Cavin were selected to serve as new directors. Frank A. Sullivan and Tommy R. Thompson remained directors of the Company. In November 1994, Kenneth E. Storey, owner of a chain of independent retail grocery stores, was elected to the Board of Directors. The Company has agreed to process the coupons of that chain of stores at a rate and terms that is typically offered to chains of comparable size.

   Peter Pettit has assumed the responsibilities of Chairman and Chief Executive Officer of the Company. Pettit was formerly President of M & H Financial Corp., a subsidiary of Fleming. Tommy R. Thompson, who previously served as Chairman and Chief Executive Officer of the Company, is now serving as the Company's President. Frank A. Sullivan remains Chief Operating Officer. Jimmy Cavin, formerly Assistant Controller of Malone & Hyde, Inc., a subsidiary of Fleming, was elected Chief Financial Officer.
                                                            Part II
                                                            Page 19 of 67



   Management believes that this transaction will enhance the ability of the Company to obtain new customers and improve the prospects for restoring the
Company's profitability.   As part of this transaction, Fleming, which is the
Company's largest trade creditor, agreed to restructure payment of approximately $1.8 million owed to it by the Company and reflected on the Company's balance sheet as Account Payable - Retailers. $150,000 of this debt, part of which was transferred to Acorn Holdings, was converted to common stock.

   The remainder of the Fleming debt has been reclassified as long-term debt and otherwise restructured to provide that it will be repaid to Fleming out of a portion of the processing fee that the Company will receive from Fleming and its subsidiaries for acting as those companies' exclusive coupon processor. The processing agreement with Fleming, initially a four-year agreement, was modified by a Letter Agreement, effective May 10, 1995, to a three-year term. The agreement may be terminated by Fleming in the event of the termination of Mr. Pettit's employment with the Company and certain other non-financial defaults. Any part of the debt not paid under this arrangement is payable upon termination of the processing agreement. At the current time the Company is not in default of the agreement.

Liquidity and Capital Resources

   As of April 30, 1995, the Company's current liabilities exceeded current assets by $4.2 million. The Company's liquidity has not been sufficient to continue generally meeting the payment schedules specified with its clearinghouse customers. In July 1995, the Company formulated a plan to repay its customers all amounts in arrears, which approximated $2.2 million at July 1995, along with 9% interest. The weekly repayments, which began in July 1995, are over various payout periods.

   Trade receivables, which represent a major component of the Company's balance sheet, totaled $2.8 million as of April 30, 1995, down from $4.5 million at the close of fiscal 1994. The reduction of $1.7 million in trade receivables principally reflected a higher percentage of coupons being handled on a non-funded basis, a somewhat faster collection period and a loss of customers.

   At April 30, 1994, the Company had $2,893,000 outstanding under its then existing line of credit. Proceeds from the sale of the plant located in Delicias, Mexico were used to fully repay the line of credit on December 5, 1994, and the line of credit was terminated.

   On March 1, 1995 the company closed two transactions, described in the Notes to the financial statements, which provided $1,750,000 capital which will be used generally for working capital needs, and to improve the payments to its clearinghouse customers and trade creditors. As of April 30, 1995, the Company had $197,000 outstanding borrowings under its $1.0 million line of credit and $750,000 of its debentures outstanding under the agreements.
                                                            Part II
                                                            Page 20 of 67


   The Company and its subsidiaries have pledged substantially all of their assets in connection with the financings described above, except operating assets in its plant in Juarez, Mexico and two notes receivable from the sale/leaseback of that plant. The notes receivable balances at April 30, 1995 total $797,000, but should the Company default under its lease agreement these notes would be deemed to have been satisfied. This March 1, 1995, transaction leaves the Company with no significant assets to pledge as collateral for future borrowings.

   The uncertainty regarding the future availability of outside funds and Seven Oaks' recurring losses led the Company's independent auditors to modify their unqualified opinion accompanying the financial statements in fiscal 1993 to indicate substantial doubt about Seven Oaks' ability to remain a going concern. The independent auditor's reports accompanying the financial statements for fiscal 1995 and 1994 disclaims an opinion on the financial statements of Seven Oaks.

   The Company is attempting to raise additional capital, but has no commitments in place at July 28, 1995. Management believes that the Company's operations under its current legal organization is dependent on it's success in obtaining a financial partner or negotiating a business combination which would likely necessitate transfer of control of the Company's assets to another firm.

   The Company has no commitments for capital expenditures for fiscal 1996.

Income Taxes

   As of April 30, 1995, the Company had net operating loss carryforwards of approximately $24.6 million for income tax reporting purposes. The effect of these carryforwards in adding to the Company's cash flow is dependent on the Company's ability to restore and maintain operating profitability.

Inflation

   Inflation is not presently having a material effect on the Company's operations in the United States. The wages to Mexican employees represent approximately one-half of the Company's processing costs and are dependent on the exchange rate of the Mexican peso. A significant devaluation of the peso during the third quarter ended January 31, 1995, with the full fiscal year ended April 30, 1995 devaluation of 89%. The devaluation resulted in lower expenses in the Juarez processing facility, particularly wage costs. The Mexican Peso devaluation does not affect rental payments for the processing facility in Juarez, Mexico because the lease is U. S. dollar denominated, with escalations based on the CPI.





                                                            Part II
                                                            Page 21 of 67

Item 8.  Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Seven Oaks International, Inc.

We have audited the accompanying consolidated balance sheets of Seven Oaks International, Inc. and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of operations, deficiency in assets and cash flows for each of the three years in the period ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1993 consolidated financial statements present fairly, in all material respects, the results of Seven Oaks International, Inc. and subsidiaries operations, their deficiency in assets, and their cash flows as of and for the year ended April 30, 1993 in conformity with generally accepted accounting principles.

The accompanying 1995 and 1994 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 12 to the financial statements, the Company's recurring losses from operations, negative working capital, deficiency in assets, its difficulties in meeting its financing needs and various legal contingencies raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 2 and 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because of the possible material effects of the uncertainties referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the consolidated financial statements for 1995 and 1994.


Deloitte & Touche LLP
Memphis, Tennessee
July 7, 1995

                                                            Part II
                                                            Page 22 of 67


SEVEN OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 1995 AND 1994
Amounts in thousands of dollars



ASSETS                                            1995        1994


CURRENT ASSETS (Notes 6 and 8):
  Cash and cash equivalents                     $    60     $   169
  Trade receivables:
    Coupons processed                             1,521       3,259
    Coupons on-hand                               1,191         833
    Retailers                                       176         502
    Allowance for doubtful accounts               (  82)        (96)
       Total trade receivables                    2,806       4,498
  Other receivables (Notes 3 and 8)                 237         588
  Prepaid expenses & other assets                   232          92

       Total current assets                       3,335       5,347

ASSETS HELD FOR SALE
  (Notes 2, 3 and 6)                                194       3,056

INTANGIBLES AND OTHER ASSETS
  (Note 4)                                           39         126

PROPERTY AND EQUIPMENT:
  (Notes 3 and 6)
    Leasehold improvements                          150         223
    Data processing equipment                     3,453       3,933
    Furniture and other equipment                 2,187       2,869

       Total                                      5,790       7,025
    Less accumulated depreciation                 4,859       5,577

       Property and equipment, net                  931       1,448

TOTAL                                           $ 4,499     $ 9,977



See notes to consolidated financial statements.






                                                            Part II
                                                            Page 23 of 67



SEVEN OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
APRIL 30, 1995 AND 1994
Amounts in thousands of dollars



LIABILITIES AND
  DEFICIENCY IN ASSETS                             1995         1994


CURRENT LIABILITIES:
  Notes payable (Notes 2 and 6)                 $     0     $ 2,893
  Accounts payable - retail stores (Note 2)       4,476       4,936
  Accrued expenses (Note 8)                       1,113       1,267
  Due to affiliate (Notes 2 and 5)                  133         325
  Retail store deposits                           1,797       1,523
      Total current liabilities                   7,519      10,944

LONG-TERM LIABILITIES (Notes 2, 5 and 6):
  12% Debentures payable                            750
  Revolving line of credit                          197
  Due to affiliate                                1,514
  Other long-term liabilities                       330         336

      Total long-term liabilities                 2,791         336

COMMITMENTS AND CONTINGENCIES (Notes 2, 3,
  5, 6, 10 and 12)

DEFICIENCY IN ASSETS (Note 2):
  Common stock, authorized 20,000,000 shares;
    $.10 par value; 8,639,572 and 6,438,429
    shares issued and outstanding in 1995 and
    1994, respectively                              864         644
  Additional paid-in capital                     12,725      12,782
  Deficit                                       (19,400)    (14,729)

      Total deficiency in assets                 (5,811)     (1,303)


TOTAL                                           $ 4,499     $ 9,977








                                                            Part II
                                                            Page 24 of 67

SEVEN OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1995
Amounts in thousands, except per share amounts

                                          1995        1994        1993

REVENUE (Note 11)                        $2,144      $4,385      $7,740

COSTS AND EXPENSES:
  Processing costs                        3,242       4,691       6,211
  General, administrative
    and selling (Note 2)                  2,646       3,287       4,434
  Bad debt expense                          190       1,558         185
  Interest                                  214         397         702
  Restructuring cost                                                673
  Loss on real estate (Note 3)              550       1,630
  Write off of intangibles (Note 4)                   1,167
      Total                               6,842      12,730      12,205

LOSS FROM OPERATIONS                     (4,698)     (8,345)     (4,465)

OTHER INCOME, NET                            27         125          42

NET LOSS                                $(4,671)    $(8,220)    $(4,423)

NET LOSS PER SHARE                      $ (0.60)    $ (1.28)    $ (0.69)

WEIGHTED AVERAGE SHARES OUTSTANDING       7,807       6,438       6,438




See notes to consolidated financial statements.

















                                                            Part II
                                                            Page 25 of 67

SEVEN OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1995
Amounts in thousands, except share amounts


                                                         Additional
                                       Common Stock       Paid-in
                                     Shares    Amount     Capital    Deficit

BALANCE, April 30, 1992             6,438,429   $ 644    $ 12,782   $(2,086)
  Net loss for the year                                              (4,423)

BALANCE, April 30, 1993             6,438,429     644      12,782    (6,509)
  Net loss for the year                                              (8,220)

BALANCE, April 30, 1994             6,438,429     644      12,782   (14,729)
  Common stock issued               2,146,143     215         (65)
  Stock options exercised              55,000       5           8
  Net loss for the year                                              (4,671)

BALANCE, April 30, 1995             8,639,572   $ 864    $ 12,725  $(19,400)



See notes to consolidated financial statements.

























                                                            Part II
                                                            Page 26 of 67

SEVEN OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1995
(Amounts in thousands of dollars)

                                            1995        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $(4,671)    $(8,220)    $(4,423)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
      Depreciation and amortization           490         997       1,011
      Write-off of intangible asset                     1,167
      (Gain) loss on sale of equipment         19         (30)         (5)
      Loss on assets held for sale             87
      Provision for loss:
        Trade receivables                     141          48          90
        Notes receivables                                 842
        Real estate held for sale             462         657
  Increase (Decrease) in cash resulting
    from changes in assets and liabilities:
      Trade receivables                     1,551      10,725      20,100
      Other assets                            298         720        (133)
      Accounts payable - retail stores      1,061      (6,928)     (8,004)
      Retail store deposits                   274         759        (451)
      Other liabilities                      (160)     (1,232)       (417)
        Net cash provided by (used in)
          operating activities               (448)       (495)      7,768

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property and equipment         (37)       (450)       (101)
  Net proceeds from sale of equipment          60         155
  Net proceeds from sale of real estate     2,298       1,350          13
        Net cash provided by (used in)
          investing activities              2,321       1,055         (88)

CASH FLOW FROM FINANCING ACTIVITIES:
  Net payments on notes payable            (2,893)     (1,154)     (7,632)
  Net borrowings under line of credit         197
  Proceeds from debentures issued             750
  Net payments on affiliate debt              (49)
  Proceeds from issuance of stock              13
        Net cash used in financing
          activities                       (1,982)     (1,154)     (7,632)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (109)       (594)         48
CASH, BEGINNING OF YEAR                       169         763         715

CASH, END OF YEAR                          $   60      $  169      $  763

See notes to consolidated financial statements.
                                                        Part II
                                                        Page 27 of 67


SEVEN OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1995
(Amounts in thousands of dollars)

                                              1995        1994        1993


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                 $  197      $  400       $ 706

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Conversion of accounts payable - retailers
    during 1995 to:
   Common stock                            $   150
   Due to affiliate                        $ 1,696


See notes to consolidated financial statements.






























                                                        Part II
                                                        Page 28 of 67




SEVEN OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1995



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Consolidation - The consolidated financial statements include the accounts of the Company and its domestic and foreign majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Business - The Company and its subsidiaries process cents-off coupons for retail stores and manufacturers. See Note 11.

   The following amounts due are included in trade receivables at the face value of the coupons, plus a handling fee:

       Coupons processed is the amount due from manufacturers that has been invoiced.

       Coupons on-hand is the amount due from manufacturers that has not been invoiced.

       Retailers is the net amount due from retail stores for certain coupons paid for by the Company, but not redeemed by the manufacturers.

   The above amounts due from the processing of coupons are covered by contracts signed with retailers (retailer service agreements). The total amount due as of April 30, 1995 under these retail service agreements is subject to group concentrations of credit risk as covered by Financial Accounting Standards Board Statement No. 105. This group concentration of credit risk relates to all amounts due from the various manufacturers and/or retailers as of April 30, 1995.

   Accounts payable - retail stores is the amount due to retailers at specified times in the future. Accounts payable - retail stores include $3,085,000 in 1995 and $939,000 in 1994 of bank overdrafts resulting from checks written which have not been presented for payment.

   Retail store deposits is the amount held by the Company from certain retailers to be offset against future coupons paid for by the Company but not redeemed by the manufacturers.



                                                        Part II
                                                        Page 29 of 67

   Foreign Operations - A wholly-owned Mexican subsidiary of the company processes coupons for the Company under a cost-plus fixed fee arrangement. All of the foreign subsidiary's revenue is from the parent company and is used to pay costs of processing coupons. The parent paid the subsidiary $2.3, $3.3, and $3.9 million during the years ended April
   30, 1995, 1994 and 1993, respectively. The financial statements of the Mexican subsidiary, which are included in the consolidated financial statements, have been translated to U.S. dollars. The subsidiary's monetary assets and liabilities are translated at year end exchange rates and its fixed assets and monetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average rates in effect for the applicable period. Realized exchange gains and losses (immaterial in amount) and any translation adjustments (immaterial in amount) are included in current operations. Net assets of the Mexican subsidiary, excluding inter- company accounts, were $ .3 and $1.3 million at April 30, 1995 and 1994, respectively.

   Revenue Recognition - The Company recognizes revenue when the process of coupon verification has been completed.

   Property and Equipment - Property and equipment is stated at cost. Assets held for sale are stated at estimated net realizable value. Depreciation is computed by using the straight-line method based on the estimated useful lives of the depreciable assets. Furniture and fixtures and data processing equipment is depreciated over 3-10 years. Leasehold and improvements are amortized over the useful lives of the assets or the lease terms, whichever is shorter.

   Income Taxes - During 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"(SFAS No.
   109) which did not have a material impact on the Company's financial position or results of operations as of and for the year ended April 30, 1994. Under SFAS No. 109, the amounts provided for income taxes are based on the amounts of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events recognized in the financial statements as measured by the provision of enacted tax laws.

   Per Share Amounts - Net loss per share has been computed based on the weighted average number of common shares outstanding during each period.

   Cash Equivalents - The Company considers deposits in banks and short-term marketable securities with original maturities of three months or less as cash and cash equivalents.

   Reclassifications - Certain amounts in prior years have been reclassified to conform to the current year presentation.



                                                        Part II
                                                        Page 30 of 67



2.   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

   (1) The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

       Over the last three years, the Company has incurred net losses totaling $17 million. As a result, working capital has decreased from $1.5 million at the close of fiscal 1992 to working capital deficits of $4.2 million, $5.6 million and $2.0 million for fiscal years 1995, 1994 and 1993, respectively. The Company's deficiency in assets was $5.8 million and $1.3 million for fiscal 1995 and 1994, respectively.

   (2) As part of a management and financial restructuring agreement completed in September 1994, the Company entered an agreement with its largest trade creditor ("Affiliate") to repay approximately $1.8 million over a period of up to four years, without interest. The repayment is to be made out of part of the processing fee that the Company earns from processing coupons for the Affiliate and its subsidiaries. The Affiliate received 4.5% (386,306 shares) of the Company's unregistered common stock in exchange for debt of $27,000.

       The Company issued an additional 20.4% (1,759,837 shares) of unregistered common stock to an entity controlled by the Chairman and CEO concurrent with entering into the agreement described above in exchange for debt of $123,000. There was no gain or loss recorded by the Company relating to the restructuring.

   (3) In December 1994, the Company completed the sale of real property located in Delicias, Mexico for an aggregate sales price of $1.1 million, and pursuant to an agreement with the Company's former line of credit lender, the net proceeds from the sale were paid to the lender. The line of credit was fully repaid and the Company's agreement with that lender was terminated.








                                                        Part II
                                                        Page 31 of 67


   (4) On March 1, 1995, the Company privately placed $750,000 of its 12%, interest-only, debentures due December 31, 1999. On the same date the Company entered into a loan agreement with a national bank which provides the Company with a $1.0 million line of credit, bearing interest at prime plus 1%. The line of credit expires September 1, 1996.

   (5) The Company has implemented a plan to combine its customer service and information services operations, currently located in El Paso, Texas, into its office facility in Juarez, Mexico. This consolidation is part of management's ongoing efforts to reduce operating costs and return the Company to profitability.
       Effective April 30, 1995 the Company provided $337,000 for future costs of the relocation, including future mainframe computer lease expense and occupancy costs for the premises to be vacated in El Paso. A lease buyout was negotiated with the computer vendor, with the settlement price to be paid out over 15 months commencing September 1, 1995. Future information services will be provided by Company-owned computer equipment located in Juarez.

   (6) In May 1995, the Company entered into a letter agreement with Affiliate to modify it September 1994 agreement to become the exclusive processor of coupons under its Affiliate's independent retailer program.

   (7) In June 1995, the Company offered up to $1.0 million serial notes - twenty units of $50,000 - due September 1, 2000, bearing interest of 10% ("Offering"). Each subscriber is entitled to receive 25,000 warrants to purchase the Company's common stock for $.25, exercisable up to five years. The Offering, which expires September 1, 1995, requires a minimum subscription of ten units. The Offering may be extended beyond September 1, 1995 at the Company's discretion.

   (8) The Company has experienced intermittent cash flow problems during fiscal 1995 and 1994 which has prevented the Company from consistently meeting the payment schedule specified with all clearing house customers. In July 1995, the Company formulated a plan to repay its customers all amounts in arrears, which approximated $2.2 million, along with 9% interest. The weekly repayments, which began in July 1995, are over various payout periods.










                                                        Part II
                                                        Page 32 of 67

3. LOSS ON REAL ESTATE

   In March 1994, the Company sold buildings located in Mexico for $2,350,000. The Company received cash of $1,500,000 and two notes from the buyer totaling $850,000. The notes are to be paid over a nine year period. The book value of the property sold was approximately
   $2,350,000 resulting in no gain (loss) on the sale. The buildings housed the Company's Mexican processing and administrative facilities and the Company entered into a nine year lease with the buyer. Annual lease payments under the lease approximate $476,000 per year, subject to All Items Consumer Price Index adjustments each calendar year. Under the lease agreement, failure to pay monthly lease payments or a decision by the Company to terminate the lease agreement result in a penalty equal to the outstanding balance of the notes receivable from the buyer. Due to the probable inability to meet future scheduled lease payments and the resultant uncertainty of collecting the notes receivable, the Company recorded an allowance of approximately $842,000 as of April 30, 1994. During year ended April 30, 1995, the Company received principal of $45,000 on the two notes receivable. At April 30, 1995 the balance of these notes was $797,000, which is fully reserved. The Company is current on lease payments under this lease agreement.

   At April 30, 1994, assets held for sale included three properties which were offered for sale. Based on management's analysis of the market value of these properties, the Company increased their provision for loss on disposal by approximately $657,000 during the fourth quarter of fiscal 1994. Two of the properties sold during fiscal 1995, resulting in an additional realized loss of $87,000.

   During fiscal 1994, the Company consolidated all of its Mexican operations into one plant, resulting in a leased plant facility becoming vacant. During the fourth quarter of fiscal 1994, the Company recorded a loss of approximately $130,000, for lease payments through the remaining term of the lease which terminated in November 1994.

   The Company obtained an independent appraisal of the estimated market value of land owned in New Mexico and increased their provision for loss on disposal by approximately $462,000 during the third quarter of fiscal 1995.












                                                        Part II
                                                        Page 33 of 67



4. WRITE OFF OF INTANGIBLES

   Intangibles resulting from a past acquisition of the retail accounts of another clearinghouse in the amount of $1,167,000 were written off during the fourth quarter of fiscal 1994. In management's opinion, the intangible no longer had value based on the deterioration of the business generated from these accounts and the uncertainty of future financing needed to maintain and/or grow the business generated from these and similar accounts.

5. LONG-TERM PAYABLE - AFFILIATE

   At August 2, 1994, the Company was in arrears $2.0 million to a large clearing house customer. As part of a management and financial restructuring agreement completed September 7, 1994, the Company entered an agreement with this customer ( "Affiliate") to repay approximately $1.8 million, which had previously been carried as Accounts Payable - Retailers, over a period of up to four years. The repayment is to be made out of part of the processing fee that the Company will receive from processing coupons for the Affiliate and its subsidiaries. The Affiliate received 4.5% of the Company's unregistered common stock in exchange for debt of $27,000 and the Company granted an anti-dilution warrant allowing the Affiliate to purchase additional shares of the Company's common stock to maintain its 4.5% ownership interest in the Company.

   As of April 30, 1995, the Company owed approximately $1,647,000 under this agreement, of which $1,514,000 was classified as long-term. Under certain circumstances, including but not limited to, the termination of employment of the Chairman of the Board and Chief Executive Officer, a default would occur under this agreement that would accelerate the entire indebtedness then outstanding.

6. LONG-TERM DEBT

   On March 1, 1995 the Company privately placed $750,000 of its 12%, interest-only, debentures due December 31, 1999, which provide for semi-
annual interest payments on March 1 and September 1.  The debentures
   were issued to a group of the Company's largest shareholders, of     which
   one individual in the group became a member of the Company's Board   of
   Directors in May 1995. The debentures are collateralized by a first priority security interest in all of the Company's furniture, fixtures and equipment located in the United States, a first priority mortgage on approximately 30 acres of land located in New Mexico, and a second security interest in trade accounts receivable. Additionally, the




                                                        Part II
                                                        Page 34 of 67


   Company issued to the debenture holders warrants to purchase in the aggregate 750,000 shares of the Company's common stock for $.15 per share, exercisable at any time prior to March 1, 2000.

   On March 1, 1995, the Company entered into a loan agreement with a national bank which provides the Company with a $1,000,000 line of credit, bearing interest at prime plus 1%. The line of credit matures on September 1, 1996. The agreement includes a one-half percent service fee payable monthly on the previous month's average principal outstanding balance. The loan is to be used exclusively to provide for the Company's working capital needs and is collateralized by a first security interest in trade accounts receivable, a $51,000 certificate of deposit, any sums of the Company on deposit with the lender, and guarantees from individuals aggregating $1,000,000.

   The Chairman of the Board of Directors and Chief Executive Officer of the Company guaranteed $500,000 of the above bank loan. As an inducement for the bank and guarantors to enter this transaction, the Company issued warrants to purchase in the aggregate 460,000 shares of common stock at $.15 a share, exercisable through March 1, 2000. The bank received 100,000 warrants, individuals guaranteeing $500,000 of the loan received 200,000 warrants (of which $200,000 of the guarantee and 80,000 warrants relate to an outside member of the Board of Directors), and two individuals, who have guaranteed liquidity of collateral pledged by the Chairman of the Board of Directors, received 160,000 warrants.

   Information relating to borrowing agreements for the years ended April 30 is as follows:

                                              1995        1994        1993

     Average month-end balance          $1,265,000  $3,510,000   $6,005,000

     Weighted average interest rate        11.17%      10.53%      10.74%

     Maximum month-end balance          $2,579,000  $4,754,000  $12,100,000

     Weighted average interest rate
       at end of period                    11.58%       9.75%        9.00%


   The average month-end balance and the weighted average interest rate are calculated based upon the actual period of borrowings, which was twelve months during each of the three years in the period ended April 30, 1995.





                                                        Part II
                                                        Page 35 of 67



7. INCOME TAXES

   The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) effective May 1, 1993, the first day of fiscal 1994. Prior to May 1, 1993, the Company accounted for income taxes under the provision of Accounting Principles Board Opinion No. 11. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The implementation of SFAS No. 109 and the effect of adoption were not material to the Company's financial statements.

   The tax effects of significant items comprising the Company's net deferred tax assets as of April 30, 1995 are as follows:

                                           Assets     Liabilities    Total

   Allowance for doubtful accounts       $ 32,800                 $ 32,800
   Restructuring cost                     134,800                  134,800

   Less valuation allowance              (167,600)                (167,600)

       Current deferred taxes                --                       --

   Allowance for note receivable          318,800                  318,800
   Amortization of intangibles            368,400                  368,400
   Net operating loss carryforward      9,842,000                9,842,000
   Alternative minimum tax credit         120,000                  120,000
   Charitable contribution carryforward     6,000                    6,000
   Installment sale                                  (81,600)      (81,600)
   Property and equipment
     basis difference                                (13,600)      (13,600)

   Less valuation allowance           (10,560,000)             (10,560,000)

       Non-current deferred taxes          95,200    (95,200)         --


       Total deferred taxes             $  95,200   $(95,200)   $     --







                                                        Part II
                                                        Page 36 of 67


   The Company has net operating loss carryforwards available for future reductions of federal income taxes at April 30, 1995 as follows:

      Expiration                       Net Operating
        Years                       Loss Carryforwards

       2006                            $ 6,299,000
       2007                              6,465,000
       2008                              4,051,000
       2009                              4,099,000
       2010                              3,691,000

            Total                      $24,605,000

   The Company also has alternative minimum tax net operating loss carryforwards of approximately $24.9 million at April 30, 195. Minimum tax credit carryforwards of $120,000 also exist as of April 30, 1995.

8. VALUATION ALLOWANCES

   The Company's valuation allowances for each of the three years in the period ended April 30, 1995, were as follows:

                                             1995        1994        1993
                                                (Amounts in Thousands)
   Allowance for doubtful
     accounts receivable:
       Balance at beginning of year       $    96     $   195     $   582
       Additions:
        Charged expense                       190       1,558         185
        Charged to other accounts               4         103         360
       Deduction for write-off of bad
         accounts and reduction of
        allowance                            (208)     (1,760)       (932)

       Balance at end of year             $    82     $    96     $   195

   Allowance for doubtful
     notes receivable:
       Balance at beginning of year       $   842     $    -      $    -
       Charged expense                                    842
       Recovery                            (   45)

       Balance at end of year             $   797     $   842     $    -






                                                        Part II
                                                        Page 37 of 67


                                              1995        1994        1993
                                                  (Amounts in Thousands)

   Provision for restructuring costs:
       Balance at beginning of year        $ 1,347     $ 1,363     $   700
       Additions charged to expense            337         657         673
       Deduction                            (1,347)       (673)        (10)

       Balance at end of year              $   337     $ 1,347     $ 1,363

9. EMPLOYEE BENEFIT PLANS

   The Company has a profit sharing plan which covers all full-time employees of the Company and its domestic subsidiaries with one year of service. The Company's annual contribution to the plan is at the discretion of the Company's Board of Directors and cannot exceed 15% of eligible compensation. Employees who participate in a qualified plan may contribute up to 10% of their aggregate annual compensation for all years since they became a participant. On October 31, 1991, an amendment was made to the profit sharing plan adding an elective deferral 401(K) plan. Eligible participants may elect to contribute up to 15% of their current annual compensation, not to exceed that allowed by federal tax laws. No Company contributions were made to the plan during each of the three years in the period ended April 30, 1995.

   The Company has an employee stock option plan under which 1,942,176 shares were reserved for issuance to officers and key employees. The option price corresponds to the market value of the stock on the dates the options were granted. Stock option transactions for each of the three years in the period ended April 30, 1995, are as follows:

                                                             Average
                                               Number     Option Price
                                             of Shares     Per Share

   Options outstanding, April 30, 1992      268,437
     Cancelled                              (13,250)       $6.44

   Options outstanding, April 30, 1993      255,187
     Granted                                240,000        $0.25
     Cancelled                             (283,687)       $4.05

   Options outstanding, April 30, 1994      211,500
     Granted                              3,626,605        $0.17
     Exercised                              (55,000)       $0.25
     Cancelled                              (46,500)       $1.61

   Options outstanding, April 30, 1995    3,736,605


                                                        Part II
                                                        Page 38 of 67


   Options covering 1,396,822 shares are exercisable at April 30, 1995, at option prices of $0.17, $0.25, $1.50, $3.25 and $6.88 a share.

   In May 1993, 240,000 options were issued to officers and key employees at an option price of $.25 per share. In September 1994, 3,626,605 options were issued to the Chairman of the Board and Chief Executive Officer at the option price of $0.17 per share. In May 1995 the Chairman relinquished options for 2,336,283 shares, which were included in options granted to officers and key employees totaling 3,025,000 shares at the option price of $.25 per share.

   The Company also maintains an unfunded executive supplemental retirement plan which provides benefits payable by the Company to certain key employees. Eligible participants or their designated beneficiaries receive benefits upon a participant's (i) retirement or death after reaching retirement age, as defined in the plan, or (ii) death while employed by the Company prior to reaching retirement age. Fixed amounts of benefits are established for separate classes of participants, depending upon the level of executive and managerial responsibility achieved by the participants. The benefits are payable in monthly installment and, in certain cases, the participant may elect to receive an actuarial equivalent of these benefits over a definite period. The Company has purchased life insurance on the lives of eligible participants in order to partially defray the cost of funding the benefits payable.

10.
 COMMITMENTS

   The Company and its subsidiaries lease various equipment and office space under agreements expiring at various dates through fiscal 2003.

   Future minimum lease commitments at April 30, 1995, for all noncancellable operating leases, reduced by minimum amounts to be paid by third parties under a sublease agreement, are as follows:

                                Minimum                         Net
                                 Lease           Less          Lease
   Year Ending April 30     Commitments      Sublease     Commitments

   1996                     $1,370,000     $ (602,000)   $  768,000
   1997                      1,094,000                    1,094,000
   1998                        988,000                      988,000
   1999                        476,000                      476,000
   2000                        476,000                      476,000
   Thereafter                1,268,000                    1,268,000
       Total                $5,672,000     $ (602,000)   $5,070,000




                                                        Part II
                                                        Page 39 of 67



   Rent expense amounted to $1,140,000 in 1995, $473,000 in 1994, and $835,000 in 1993. Rent expense does not include amounts paid by third parties under the sublease agreement which requires the sub-lessee to pay directly to the Landlord. These payments amounted to $602,000 for 1995, $585,000 for 1994, and $551,000 in 1993.

   The Chairman and Chief Executive Officer, the President and the Executive Vice President and Chief Operating Officer all have one-year employment contracts with the Company which are automatically renewable absent written 30-day notice by the Officers or the Company. The contracts provide them with termination benefits equal to their full base salary for the year in which termination occurs. The processing agreement which was part of the management and financial restructuring agreement, discussed in Notes 2 and 5, provides for termination of the processing agreement should the Chairman cease to be employed by the Company.

   The President has an agreement with the Company which provides him with termination benefits in the event of a change in control of the Company. In the event that he remains with the Company for a period of six months after a change in control of the Company, he will receive a cash payment in the amount of $80,000. Under the agreement the cessation of the listing of the Company's outstanding common stock on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") which occurred on March 30, 1994 was considered a change in control of the Company. Therefore, the termination benefit of $80,000 became payable in September 1994 and was accrued at year ended April 30, 1994. As part of the management and financial restructuring agreement entered into September 7, 1994 (See note 2) the payment of termination benefits due to the cessation of listing on the "NASDAQ" was waived by the President, and the $80,000 accrual of April 30, 1994 was reversed in fiscal 1995. In addition, if he is terminated by the Company or terminates his employment after a decrease in his responsibilities or level of compensation at any time during the two years following the change in control, he will receive an $80,000 payment and a sum equal to six months' salary plus one additional week's salary for each year of service with the Company. At April 30, 1995, the maximum amount of severance benefits which would be payable under this plan would be approximately $159,000.










                                                        Part II
                                                        Page 40 of 67


11. BUSINESS SEGMENT AND MAJOR CUSTOMER

   During each of the three years in the period ended April 30, 1995, the Company engaged in one dominant industry which was the processing of cents-off coupons for retail stores and manufacturers. During the year ended April 30, 1995 one customer (an Affiliate) accounted for approximately 17% of the Company's revenue. A second major customer who accounted for 12% of the Company's revenue in 1995 and 1994, ceased doing business with the Company during the first quarter of the year ended April 30, 1995. A major customer who accounted for 18% and 19% of the Company's revenue in the fiscal years ended April 30, 1994 and 1993, respectively, ceased doing business with the Company in 1994.

12. LITIGATION AND CONTINGENCIES

   During the year ended April 30, 1989, the Company was named as a defendant in a lawsuit alleging damages of $450,000, punitive damages and treble damages resulting from negligence by a former employee of a former subsidiary. Management believes the Company has valid defenses and the Company is vigorously contesting the lawsuit. Trial is scheduled for the Fall of 1995. In the opinion of management, the likelihood of this proceeding resulting in a loss in a material amount is remote.

   The State of Texas has performed an audit of the Company's Texas franchise tax returns for fiscal years 1987 through 1990 resulting in a tax due notice that determined the liability, including interest and penalties, to be approximately $350,000.






















                                                        Part II
                                                        Page 41 of 67



ITEM 9.   Disagreements on Accounting and Financial Disclosure.


   Within the twenty-four month period prior to the date of the registrant's most recent consolidated financial statements, for the fiscal year ended April 30, 1995, the registrant did not change accountants, and had no disagreement on any matter of accounting principles or practices or financial statement disclosure.









































                                                        Part III
                                                        Page 42 of 67



ITEM 10.   Directors and Executive Officers of the Registrant.

   Certain information is given below with respect to each director and executive officer of the Company. Except as otherwise indicated, each director and executive officer has had the same principal occupation or employment during the past five years.

Name                  Age Current Position with the Company

Peter R. Pettit       48      Chairman of the Board; Chief Executive Officer,

Tommy R. Thompson     43      President; Director

Frank A. Sullivan     67      Executive Vice President and Chief Operating
                              Officer; Director

Jimmy H. Cavin        53      Executive Vice President; Chief Financial
                              Officer; Secretary; Treasurer; Director

Kenneth E. Storey     64      Director

Earle C. May          77      Director


   Mr. Pettit was elected Chairman of the Board of Directors and Chief Executive Officer on September 7, 1994. Mr. Pettit was formerly President of M & H Financial Corp., a subsidiary of Malone & Hyde, Inc., a position he held for 11 years. Mr. Pettit was also Vice President of Malone & Hyde, Inc., a subsidiary of Fleming Companies, Inc., a position he held for 9 years.
Fleming Companies, Inc. is a major wholesale grocery distributor.

   Mr. Thompson was elected to the Company's Board of Directors in April 1981 and was elected Vice President and Controller of the Company in August 1982. In March 1986, Mr. Thompson was elected Treasurer and Chief Financial Officer of the Company, and was elected Secretary on May 1, 1987. On April 11, 1989, he was elected Executive Vice President, Chief Financial Officer and Secretary, and was re-elected Treasurer on August 29, 1991. On February 25, 1993, he was elected Chairman and Chief Executive Officer. On September 7, 1994, he was elected President. Mr. Thompson is a director of First Mercantile Trust Co., a trust services company which administers pension and profit sharing plans, including the Company's profit sharing plan.








                                                        Part III
                                                        Page 43 of 67




   Mr. Sullivan was elected Executive Vice President and Chief Operating Officer on January 14, 1994, and was elected President and Chief Operating Officer and director on February 24, 1994. Mr. Sullivan was elected Executive Vice President on September 7, 1994. Prior to joining the Company, Mr. Sullivan was engaged in various business enterprises, chiefly importing and exporting, through a family-owned corporation, L.A.T. Enterprises, Inc. Mr. Sullivan has also recently been chief executive officer of a private marketing company. Mr. Sullivan was one of the original founders and shareholders of the Company, and served as a director and executive officer prior to his resignation in 1980.

   Mr. Cavin was elected Director, Executive Vice President and Chief Financial Officer, Secretary and Treasurer on September 7, 1994. Mr. Cavin, a Certified Public Accountant, was previously Assistant Controller of Malone & Hyde, Inc., a subsidiary of Fleming Companies, Inc., a major wholesale grocery distributor. He was employed by Malone & Hyde, Inc. for 16 years before joining the Company. Prior to joining Malone & Hyde, Inc., Mr. Cavin was with the public accounting firm Ernst & Young LLP.

   Mr. Storey was elected to the Board of Directors on November 14, 1994. Mr. Storey is President and principal owner of Piggly Wiggly Mid-South, Inc. based in Sikeston, Missouri. Piggly Wiggly Mid-South owns and operates 96 retail supermarkets, primarily under the trade name Piggly Wiggly.

   Mr. May was elected to the Board of Directors on May 11, 1995. Mr. May is a registered investment advisor and Chairman of the Board of May & Camp, Inc. Mr. May is the second largest shareholder of the Company.





















                                                        Part III
                                                        Page 44 of 67


ITEM 11.    Executive Compensation.

                           SUMMARY COMPENSATION TABLE

   The following table sets forth certain compensation paid or accrued by the Company during the fiscal years indicated to the Chief Executive Officer and the President. No other individuals serving as executive officers during fiscal 1995 received total annual salary and bonus in excess of $100,000.


LONG-TERM
COMPENSATION  ANNUAL
COMPENSATION
    AWARDS  ALL OTHER
COMPENSATIONName and
Principal
Position
Fiscal
Year

Salary ($)
  Stock
 Options Life
Insurance
PoliciesPeter R. Pettit,
Chief Executive
Officer (1)  1995
  1994
  1993  $ 70,714
         0
         0        3,626,605 (2)
          0
          0     $ 3,000 (3)
           0
           0Tommy R. Thompson,
President (4)
                   1995
  1994
  1993  $100,000
   100,000
   106,941          0
     50,000 (5)
          0      $ 2,973 (6)
       1,319
           0
(1) Mr. Pettit was elected Chairman and Chief Executive Officer on September 7, 1994. On May 10, 1995, Mr. Pettit relinquished 2,336,283 options to acquire shares of common stock.

(2)  Options to acquire shares of common stock, $ .10 par value.

(3) Under an agreement with Mr. Pettit, the Company pays premiums on a life insurance policy owned by Mr. Pettit. The policy is assigned by Mr. Pettit to a bank to assure his guaranty on indebtedness of the Company.

(4) Mr. Thompson was elected President on September 7, 1994. He was previously elected Chairman and Chief Executive Officer on February 25, 1993, and also elected President on June 3, 1993. See information in
     Item 401 regarding prior offices held by Mr. Thompson.

(5)  Options to acquire shares of common stock, $ .10 par value.

(6) Pursuant to agreement with Mr. Thompson, the Company pays premiums on a live insurance policy owned by Mr. Thompson but assigned to the Company. The agreement provides that, upon termination of employment, Mr. Thompson may obtain a release of the assignment of the policy by paying the Company the lesser of the cash value of the policy or the amount of premiums paid therefor by the Company. Amount shown above is approximate reportable income for Mr. Thompson regarding this arrangement.
                                                        Part II
                                                        Page 45 of 67



                        CERTAIN STOCK OPTION INFORMATION


   The following table sets forth certain information regarding stock options to purchase shares of the Company's common stock, $.10 par value, granted during fiscal 1995 to Peter R. Pettit, Chief Executive Officer of the Company.


             Option/SAR Grants in Last Fiscal Year
                      (Individual Grants)








Name
 (a)


Number of
Securities
Underlying
Options
Granted
(#)
 (b)
% of
Total
Options
Granted
to
Employees
in Fiscal
Year
 (c)




Exercise
or Base
Price
($/Sh)
 (d)





Expiration
Date
 (e)Peter R.
Pettit
3,626,605
(1)
100%
$.1705
9/8/2004   1. Granted September 8, 1994; first exercisable
      September 8, 1994.

The following table sets forth certain information regarding stock options granted to Peter R. Pettit, Chief Executive Officer, and Tommy R. Thompson, President of the Company, to purchase shares of the Company's common stock, $.10 par value.








                                      Name
                                      (a)



                                     Shares
Acquired
                                       on
Exercise
                                      (b)




                                     Value
                                    Realized
($)
                                      (c)


                                  Number of
                                  Securities
                                  Underlying
                                  Unexercised
                                  Options
                                      (d)


                                    Value of
Unexercised
                                    in-the-
money
                                    Options
                                   (e)Peter R.
                            PettitNoneNone3,626,605
                                  (1)$401,647
                                  (1)Tommy R.
                          ThompsonNoneNone50,000$1,563
   1. 2,336,283 options to acquire the Company's common stock, par value $ .10, were relinquished on May 10, 1995 (Valued at $258,743).

                                                        Part III
                                                        Page 46 of 67




                           COMPENSATION OF DIRECTORS

   Directors who are not employees of the Company or any of its subsidiaries ("Outside Directors") have not been compensated for meetings of the Board of Directors, commencing with the meeting on December 6, 1994. Prior to that time Outside Directors received a fee of $500 for each meeting of the directors which they attend and are paid an additional fee of $250 for each meeting which they attend the meeting of a committee upon which they serve. Mr. Radogna received these directors' fees but was not currently being compensated for services as Secretary of the Company until his resignation September 7, 1994.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Executive Compensation Committee for the 1994 and 1995 fiscal years, until September 7, 1994, was composed of Messrs. Grinspan, Lenoir and Radogna. Mr. Radogna is Mr. Thompson's father-in-law, and served as Secretary of the Company, without compensation. Prior to May 1, 1987, he was Executive Vice President of the Company. Mr. Lenoir was chairman, president and majority shareholder of FMT Holding Company ("FMT"), and chairman and president of its subsidiaries, First Mercantile Trust Company ("First Mercantile") and Central Trust Company. Central Trust Company administers Seven Oaks' profit sharing plan, and received a fee for that service in fiscal 1994 of $2,441. Mr. Thompson owns approximately 2% of FMT's outstanding stock, and is a director of both FMT and First Mercantile. The directors of FMT and First Mercantile determine Mr. Lenoir's compensation as an officer and employee of those companies. Mr. Radogna owns approximately 12% of the outstanding stock of FMT.

                              TERMINATION BENEFITS

   The Chairman and Chief Executive Officer, the President, and the Executive Vice President and Chief Operating Officer all have one-year employment contracts with the Company which are automatically renewable absent written 30-day notice by the Officers or the Company. The contracts provide them with termination benefits equal to their full base salary for the year in which termination occurs. A significant processing agreement, discussed in Notes 2 and 5 to the audited financial statements, provides for termination of the processing agreement should the Chairman cease to be employed by the Company.

   Mr. Thompson, President, has entered into an agreement with the Company which provides him with benefits in the event of a change in control of the Company. In the event that he remains with the Company for a period of six months after a change in control of the Company, he will receive a cash payment in the amount of $80,000. In addition, if he is terminated by the Company or terminates his employment after a decrease in his responsibilities or level of compensation at any time during the two years following the change

                                                        Part III
                                                        Page 47 of 67



in control then, if such termination occurs within the first six months following the change in control, he will receive both the $80,000 payment and a sum equal to six months' salary plus one additional week's salary for each year of service with the Company, and if the termination occurs following the six-month period after a change in control of the Company (and after the $80,000 payment specified in the previous sentence), he will receive the six months' salary plus one week's salary for each year of service with the Company. As of April 30, 1995, the maximum amount of severance benefits which would be payable under this plan would be approximately $159,000.


ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth certain information as of July 15, 1995 regarding the beneficial ownership of the Company's Common Stock, $.10 par value, by (i) each person who is known by the Company to have owned beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each executive officer named in the summary compensation table, and (iv) all directors and such officers of the Company as a group.

   Except as otherwise indicated, the individuals named below have sole voting and dispositive power with regard to the number of shares set forth next to their names.

   The following table sets forth certain information as of July 15, 1995 regarding the beneficial ownership of the Company's Common Stock, $.10 par value, by (i) each person who is known by the Company to have owned beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each executive officer named in the summary compensation table, and (iv) all directors and such officers of the Company as a group.
















                                                        Part III
                                                        Page 48 of 67



   Except as otherwise indicated, the individuals named below have sole voting and dispositive power with regard to the number of shares set forth next to their names.



Name and AddressAmount and Nature
of Beneficial
     Ownership
Approximate
 Percent of
    Class
Peter R. Pettit
111 Cherry Road
Memphis, TN  38117

May & Camp, Inc.
Earle C. May
15924 S.W. Quarry Road
Lake Oswego, OR 97035

Tommy R. Thompson
5666 Vantage Point
Memphis, TN  38120

All directors and
executive officers named
in the summary
compensation table as a
group
 3,050,159 (1)(6)



 1,053,000 (2)(6)




 857,697 (3)(4)(5)(6)



 5,328,786(6)
                                30.7%



                                11.2%




                                 9.4%



                                46.4%




(1)  Includes 1,759,837 shares owned by an entity in which Mr.
     Pettit is the principal manager, and options to acquire
     1,290,322 shares of common stock which are can be exercised immediately.

(2) According to Schedule 13D and amendments thereto filed with the SEC, May & Camp, Inc., a registered investment adviser and registered broker/dealer, shares voting and dispositive power with respect to 1,053,000 shares, including 750,000 warrants to acquire shares of common stock, with Earle C. May, chairman of the board of May & Camp, Inc. and a stockbroker at May & Camp, Inc. Mr. May is a director of the Company.

(3)  Includes 116,325 shares owned by Mr. Thompson's spouse.

(4) Includes 227,187 shares held in trust for Mr. Thompson's children; beneficial ownership is disclaimed.

                                             Part III

                                             Page 49 of 67




(5) Includes 47,760 shares with respect to which Mr. Thompson shares voting and dispositive power with his spouse.

(6) Includes the following number of shares which may be acquired within 60 days of July 15, 1994 pursuant to the exercise of options granted pursuant to the Company's Employee Stock Option Plan: Mr. Pettit (1,290,322); Mr. Thompson (460,000); and all directors and executive officers named in the summary compensation table as a group (2,025,322). Also includes 830,000 shares which may be acquired through exercise of warrants.

ITEM 13.    Certain Relationships and Related Transactions.

                                        Not applicable.


































                                             Part IV

                                             Page 50 of 67

ITEM 14.    Exhibits, Financial Statements, and Reports on
            Form 8-K.

                                   (a)  Documents filed as part of
this report:

                                   1.   The following consolidated
financial statements of the
        registrant and its subsidiaries are contained in Item
        310:

      Consolidated Balance Sheets as of April 30, 1995 and 1994;
      Consolidated Statements of Operations for each of the
        three years in the period ended April 30, 1995;
      Consolidated Statements of Changes in Deficiency in
        Assets for each of the three years in the period ended
        April 30, 1995;
      Consolidated Statements of Cash Flows for each of the
        three years in the period ended April 30, 1995;
      Notes to Consolidated Financial Statements; and Independent Auditors' Report.


                                   3.   The following exhibits are
filed herewith or incorporated
        by reference as indicated.  Exhibit numbers refer to Item
        601 of Regulation S-B. *Denotes management contract or compensatory plan or arrangement.

Exhibit No.
(3)  Articles of Incorporation
     and By-Laws.

                                   (a)  Restated Charter as
        amended.




                                   (b)  By-Laws as amended





(4)  Instruments Defining the
     Rights of Security
     Holders.

                                   (a)  Rights Agreement, dated
        August 12, 1988 between
        the Registrant and
        Third National Bank in
        Nashville, including


Incorporated by reference to
Exhibit 3(a) to Registrant's
Annual Report on Form 10-K for
the fiscal year ended April 30,
1988.

Incorporated by reference to
Exhibit 10(b) to Registrant's
Report on Form 10-K for the
fiscal year ended April 30,
1994.





Incorporated by reference to
Exhibit 4.1 to Registrant's
Report on Form 8-K for the
event occurring August 12,
1988.


        Form of Rights
        Certificate and Form of
        Summary Rights.

(10)  Material Contracts.

(a)   (i) Profit Sharing
      Trust of the Registrant,
      as amended and restated.



     (ii) Amendment No.1 to the
    Profit Sharing Trust of
    the Registrant, as amended
    and restated.


     (iii) Amendment No.2 to
     the Profit Sharing Trust
     of the Registrant, as
     amended and restated.


     (iv) Amendment No. 3 to
     the Profit Sharing Trust
     of the Registrant, as
     amended and restated.


*(b) (i)  Summary Description
     of Incentive Bonus Plan
     for Key Employees, as
     amended.


     (ii) Summary Description
     of 1994 Bonus Plan.












                                                  Part IV
                                                  Page 51 of 67







Incorporated by reference to
Exhibit 10(a) to Registrant's
Report on Form 10-K for the
fiscal year ended April 30,
1992.

Incorporated by reference to
Exhibit 10(a)(ii) to
Registrant's Report on Form 10-K for the fiscal year ended
April 30, 1994.

Incorporated by reference to
Exhibit 10(a)(iii) to
Registrant's Report on Form 10-K for the fiscal year ended
April 30, 1994.

Incorporated by reference to
Exhibit 10(a)(iv) to
Registrant's Report on Form 10-K for the fiscal year ended
April 30, 1994.

Incorporated by reference to
Exhibit 10(b)(i) to
Registrant's Report on Form 10-K for the fiscal year ended
April 30, 1992.

Incorporated by reference to
Exhibit 10(b)(ii) to
Registrant's Report on Form 10-K for the fiscal year ended
April 30, 1993.



*(c)  Sick-Pay Plan.





*(d)  Executive Supplemental
      Retirement Plan.




*(e)  Employee Stock Option
      Plan, as amended




(f)  Lease Agreement made
     February 3, 1992, covering
     approximately 6,400 square
     feet of office space for
     the Registrant's executive
     offices in Memphis,
     Tennessee.


(g)  (i) Lease Agreement dated
     May 8, 1987, between Seven
     Oaks Direct, Inc., a
     subsidiary of the
     Registrant, and Crow-
     Brindell-Mitchell for the
     lease of a facility in
     Memphis, Tennessee

     (ii) Amendment dated
     December 31, 1987 to the
     Lease Agreement between
     Seven Oaks Direct, Inc.
     and Crow-Brindell-
     Mitchell.

     (iii)  Sublease between
     Seven Oaks Direct, Inc.
     and Teleconnect Data Base
     Marketing Company, dated
     as of April 30, 1989.                        Part IV
                                                  Page 52 of 67
Incorporated by reference to
Exhibit 10(e) to Registrant's
Report on Form 10-K for the
fiscal year ending April 30,
1985.

Incorporated by reference to
Exhibit 10(f) to Registrant's
Report on Form 10-K for the
fiscal year ending April 30,
1985.

Incorporated by reference to
Exhibit 10(g) to Registrant's
Report on Form 10-K for the
fiscal year ending April 30,
1990.

Incorporated by reference to
Exhibit 10(h) to Registrant's
Report on Form 10-K for the
fiscal year ending April 30,
1992.




Incorporated by reference to
Exhibit 10(v) to Registrant's
Report on Form 10-K for the
fiscal year ending April 30,
1992.




Incorporated by reference to
Exhibit 10(q)(ii) to
Registrant's Report on Form 10-K for the fiscal year ending
April 30, 1988.


Incorporated by reference to
Exhibit 28 to Registrant's
Report on Form 8-K for the
event occurring April 30, 1989.



     (iv)  First Amendment to
     sublease described in
     subsection (g)(iii) above.



*(h)  Agreement concerning
      compensation, consulting,
      confidentiality and non-
      competition dated May 3,
      1988, between the
      Registrant and Harold E.
      Hill.

*(i)  Severance Benefits
      Agreement between the
      Registrant and Tommy R.
      Thompson.


(j)   (i)  Agreement of
      Purchase and Sale of
      Assets of Seven Oaks
      Marketing Services, Inc.,
     dated November 2, 1989
     between Seven Oaks
     Marketing Services, Inc.
     and Lees' Marketing
     Services, Inc. ("Lees")
     with Addendum thereto
     dated December 21, 1989.

(k)   Lease agreement dated
      September 2, 1993
      regarding El Paso, Texas
      facility.


(l)   Lease agreement for space
     in El Paso, Texas


                                                  Part IV
                                                  Page 53 of 67


Incorporated by reference to
Exhibit 10(i)(iv) to
Registrant's Report on Form
10-K for the fiscal year ending
April 30, 1994.

Incorporated by reference to
Exhibit 10(s) to Registrant's
Report on Form 10-K for the
fiscal year ending April 30,
1988.



Incorporated by reference to
Exhibit 10(k) to Registrant's
Report on Form 10-K for the
fiscal year ending April 30,
1993.

Incorporated by reference to
Exhibit 10(w) to Registrant's
Report on Form 10-K for the
fiscal year ending April 30,
1990.







Incorporated by reference to
Exhibit 10(q) to Registrant's
Report on Form 10-K for the
fiscal year ending April 30,
1993.

Incorporated by reference to
Exhibit 10(r) to Registrant's
Report on Form 10-K for the
fiscal year ending April 30,
1994.








(m)   (i) Promise to Execute a
      Purchase and Sale
      Contract between
      Inmobiliaria Axial, S.A.
      de C.V. ("Buyer") and
      Siete  Robles
      Internacional, S.A. de
      C.V. ("Siete Robles")
      (English translation.)

      (ii)  Lease Agreement
      between Buyer and Siete
      Robles (English
      translation).


      (iii) Guaranty of Seven
      Oaks International, Inc.
      (English translation.)



      (iv) $250,000 Promissory
      Note (English
      translation).



      (v) $600,000 Promissory
      Note (English
      translation).



      (vi) Term Sale and
      Purchase Agreement in
      Performance of Trust
      Agreement and Termination
      of Trust by and among
      Buyer, Siete Robles and
      Banca Serfin, S.N.C.
      (English translation).

(n)   Contract for sale of
      facility in El Paso,
      Texas and addendum and
      amendment thereto.

                                                  Part IV
                                                  Page 54 of 67
Incorporated by reference to
Exhibit 2(a) to Registrant's
Report on Form 8-K filed March
3, 1994.






Incorporated by reference to
Exhibit 2(b) to Registrant's
Report on Form 8-K filed March
3, 1994.


Incorporated by reference to
Exhibit 2(c) to Registrant's
Report on Form 8-K filed March
3, 1994.


Incorporated by reference to
Exhibit 2(d) to Registrant's
Report on Form 8-K filed March
3, 1994.


Incorporated by reference to
Exhibit 2(e) to Registrant's
Report on Form 8-K filed March
3, 1994.


Incorporated by reference to
Exhibit 2(f) to Registrant's
Report on Form 8-K filed March
3, 1994.





Incorporated by reference to
Exhibits 2(a) and (b) to
Registrant's Report on Form 8-K
filed August 3, 1994.







(o)   Contract for sale of real
      property in Delicias,
      Mexico and related
      documents.


(p)   Stock Purchase and Debt
      Modification Agreement
      among the Registrant,
      Coupon Redemption, Inc.,
      Acorn Holdings LLC and
      Fleming Companies, Inc.

(q)   Processing Agreement
      beteween Fleming
      Companies, Inc., Coupon
      Redemption, Inc. and
      certain other parties.


(r)   Registration Rights
      Agreement between
      Registrant, Acorn
      Holdings LLC and Fleming
      Companies, Inc.


*(s)  Employment Contract
      between the Registrant
      and Peter R. Pettit.



(t)  Security Agreement between
     Coupon Redemption, Inc.
     and Fleming Companies,
     Inc.


(u)  Consent and Subordination
     Agreement between Foothill
     Capital Corporation,
     Registrant, Coupon
     Redemption, Inc. and
     Fleming Companies, Inc.





                                                  Part IV
                                                  Page 55 of 67

Incorporated by reference to
Exhibit 10(u) to Registrant's
Annual Report on Form 10-K for
the fiscal year ended April 30,
1994.

Incorporated by reference to
Exhibit 10 (a) to Registrant's
Quarterly Report on Form 10-Q
for the quarter ended July 31,
1994.


Incorporated by reference to
Exhibit 10 (b) to Registrant's
Quarterly Report on Form 10-Q
for the quarter ended July 31,
1994.


Incorporated by reference to
Exhibit 10 (c) to Registrant's
Quarterly Report on Form 10-Q
for the quarter ended July 31,
1994.


Incorporated by reference to
Exhibit 10 (d) to Registrant's
Quarterly Report on Form 10-Q
for the quarter ended July 31,
1994.

Incorporated by reference to
Exhibit 10 (e) to Registrant's
Quarterly Report on Form 10-Q
for the quarter ended July 31,
1994.

Incorporated by reference to
Exhibit 10 (f) to Registrant's
Quarterly Report on Form 10-Q
for the quarter ended July 31,
1994.










*(v) 1994 Seven Oaks
     International, Inc. Stock
     Option Plan.


*(w) Incentive Stock Option
     Agreement between the
     Registrant and Peter R.
     Pettit.

*(x) Registration Rights
     Agreement between the
     Registrant and Peter R.
     Pettit.

(y)  Amendment No. 15 to
     General Loan and Security
     Agreement between Coupon
     Redemption, Inc. and
     Foothill Capital
     Corporation.

(z)  Commercial Earnest Money
     Contract and addendum
     thereto for sale of
     facility at 1401 Lomaland,
    El Paso, Texas.

     (ii) Letter amendment to
     Commercial Ernest Money
     Contract.



(aa)  Real Estate Purchase
      Option, dated July 25,
      1994, between Siete
      Robles Internacional,
      Inc. S.A. de C.V. and
      Matias Mesta Soule.

(ab)  Indenture, dated as of
      March 1, 1995, between
      Coupon Redemption, Inc.
      and Union Planters
      National Bank, Trustee.                     Part IV
                                                  Page 56 of 67


Incorporated by reference to
Exhibit (10)(g) to Registrant's
Report on Form 10-Q for the
quarter ended July 31, 1994.

Incorporated by reference to
Exhibit (10)(h) to Registrant's
Report on Form 10-Q for the
quarter ended July 31, 1994.

Incorporated by reference to
Exhibit (10)(i) to Registrant's
Report on Form 10-Q for the
quarter ended July 31, 1994.

Incorporated by reference to
Exhibit (10)(j) to Registrant's
Report on Form 10-Q for the
quarter ended July 31, 1994.



Incorporated by reference to
Exhibit (2)(a) to Registrant's
Report on Form 8-K filed July
29, 1994.


Incorporated by reference to
Exhibit (2)(b) to Registrant's
Report on Form 8-K filed July
29, 1994.


Incorporated by reference to
Exhibit (10)(g) to Registrant's
Report on Form 10-QSB for the
quarter ended October 31, 1994.



Incorporated by reference to
Exhibit (10)(a) to Registrant's
Report on Form 10-QSB for the
quarter ended January 31, 1995.






(ac)  Guaranty Agreement, dated
      March 1, 1995, between
      Seven Oaks International,
      Inc. and Union Planters
      National Bank, Trustee.

(ad)  Security Agreement,
      Accounts Receivables &
      Contract Rights, dated
      March 1, 1995, between
      Coupon Redemption, Inc.
      and Union Planters
      National Bank, Trustee.

(ae)  Security Agreement,
      Furniture, Fixtures and
      Equipment, dated March 1,
      1995, between Coupon
      Redemption, Inc. and
      Union Planters National
      Bank, Trustee.

(af)  Mortgage, dated March 1,
      1995, betweeen SOCIS,
      Inc. and Union Planters
      National Bank, Trustee.

(ag)  Loan Agreement, dated
      March 1, 1995, between
      Coupon Redemption, Inc.
      and Seven Oaks
      International, Inc. and
      National Bank of
      Commerce.

(ah)  Line of Credit Note,
      dated March 1, 1995,
      between Coupon
      Redemption, Inc. and
      Seven Oaks International,
      Inc. and National Bank of
      Commerce.

(ai)  Security Agreement, dated
      March 1, 1995, between
      Coupon Redemption, Inc.
      and Seven Oaks
      International, Inc. and
      National Bank of
      Commerce.                                   Part IV
                                                  Page 57 of 67
Incorporated by reference to
Exhibit (10)(b) to Registrant's
Report on Form 10-QSB for the
quarter ended January 31, 1995.


Incorporated by reference to
Exhibit (10)(c) to Registrant's
Report on Form 10-QSB for the
quarter ended January 31, 1995.




Incorporated by reference to
Exhibit (10)(d) to Registrant's
Report on Form 10-QSB for the
quarter ended January 31, 1995.




Incorporated by reference to
Exhibit (10)(e) to Registrant's
Report on Form 10-QSB for the
quarter ended January 31, 1995.

Incorporated by reference to
Exhibit (10)(f) to Registrant's
Report on Form 10-QSB for the
quarter ended January 31, 1995.




Incorporated by reference to
Exhibit (10)(g) to Registrant's
Report on Form 10-QSB for the
quarter ended January 31, 1995.




Incorporated by reference to
Exhibit (10)(h) to Registrant's
Report on Form 10-QSB for the
quarter ended January 31, 1995.




(aj)  Warranty Agreement, dated
      March 1, 1995, between
      Seven Oaks International,
      Inc. and National Bank of
      Commerce.

(ak)  Sample Warrant to
      Purchase Common Stock of
      Seven Oaks International,
      Inc.

(al)  Sample Registration
      Rights Agreement.



(am)  Letter Agreement dated
      May 10, 1995 between
      Seven Oaks International,
      Inc. and Coupon
      Redemption, Inc. and
      Fleming Companies, Inc.
      to modify the Stock
      Purchase and Debt
      Modification Agreement
      dated September 7, 1994.


(22)  Subsidiaries of the
      Registrant.

(24)  Consents of Experts and
      Counsel.                                    Part IV
                                                  Page 58 of 67
Incorporated by reference to
Exhibit (10)(i) to Registrant's
Report on Form 10-QSB for the
quarter ended January 31, 1995.


Incorporated by reference to
Exhibit (10)(j) to Registrant's
Report on Form 10-QSB for the
quarter ended January 31, 1995.

Incorporated by reference to
Exhibit (10)(k) to Registrant's
Report on Form 10-QSB for the
quarter ended January 31, 1995.
















                                        Part IV

                                        Page 59 of 67




                            SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Seven Oaks International, Inc.
                                  Registrant


Date      July 28, 1995            /s/ Peter R. Pettit
                                  Peter R. Pettit, Chairman
                                  and Chief Executive Officer


Date                               /s/ Jimmy H. Cavin
                                  Jimmy H. Cavin
                                  Chief Financial Officer
































                                             Page 60 of 67


                  SEVEN OAKS INTERNATIONAL, INC.
                         AND SUBSIDIARIES


                           EXHIBIT INDEX

                                                             Page

10 (am)  Letter Agreement dated May 10, 1995 between
         Seven Oaks International, Inc. and Coupon
         Redemption, Inc. and Fleming Companies, Inc. to
         modify the Stock Purchase and Debt Modification
         Agreement dated September 7, 1994.                    61


22       Subsidiaries of the Registrant.                       66


24       Consents of Experts and Counsel.                      67