Form 10QSB
period 1995-07-31
SEVEN OAKS INTERNATIONAL INC
filed 1995-09-14
CIK 352330

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

                               OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                 Commission file number 0-10633

                 SEVEN OAKS INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)

           TENNESSEE                          62-0850341
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

     700 Colonial Road, Suite 100
         Memphis, Tennessee                       38117
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (901) 683-7055

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No


On September 13, 1995, the Registrant had 8,639,572 shares of its
Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes   No  X



                 SEVEN OAKS INTERNATIONAL, INC.
                        AND SUBSIDIARIES


                              INDEX

                                                             Page


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Consolidated balance sheets July 31, 1995 (unaudited)
   and April 30, 1995.......................................... 1

   Consolidated statements of operations three months
   ended July 31, 1995 and 1994 (unaudited).................... 2

   Consolidated statements of cash flows for the three
   months ended July 31, 1995 and 1994 (unaudited)............. 3

   Notes to condensed consolidated financial
   statements (unaudited)...................................... 4

   Item 2.  Management's discussion and analysis of
            financial condition and results of operations.... 6-9

PART II.  OTHER INFORMATION:

   Item 3.  Defaults Upon Senior Securities................... 10

   Item 5.  Other Information................................. 10

   Item 6.  Exhibits and Reports on Form 8-K.................. 11


Item 1.  FINANCIAL STATEMENTS.

SEVEN OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                     July 31          April 30
                                       1995             1995
                                   (Unaudited)
                                      (Amounts in thousands)
CURRENT ASSETS:
  Cash and cash equivalents          $   172          $    60
  Trade receivables:
    Coupons processed                    596            1,521
    Coupons on-hand                      289            1,191
    Retailers                            214              176
    Allowance for doubtful accounts    ( 105)             (82)
    Total trade receivables              994            2,806
  Other receivables (Note 2)             243              237
  Prepaid expenses & other assets        221              232
       Total current assets            1,630            3,335

ASSETS HELD FOR SALE                     194              194
INTANGIBLES AND OTHER ASSETS              39               39
PROPERTY AND EQUIPMENT:
   At cost                             5,762            5,790
   Less accumulated depreciation       4,873            4,859
   Property and equipment, net           889              931
TOTAL                                $ 2,752          $ 4,499

CURRENT LIABILITIES:
  Accounts payable - retail stores   $ 3,131          $ 4,476
  Accrued expenses                       933            1,113
  Due to affiliate (Note 3)              133              133
  Retail store deposits                1,792            1,797
  Short-term debt                      1,395               -
      Total current liabilities        7,384            7,519

LONG-TERM LIABILITIES:
  Long-term debt                          -               947
  Due to affiliate (Note 3)            1,487            1,514
  Other long-term liabilities            316              330
        Total liabilities              9,187           10,310

DEFICIENCY IN ASSETS:
  Common stock                           864              864
  Additional paid-in capital          12,725           12,725
  Deficit                            (20,024)         (19,400)
      Total deficiency in assets      (6,435)          (5,811)
TOTAL                                $ 2,752          $ 4,499



Item 1.  FINANCIAL STATEMENTS.


SEVEN OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                         Three Months Ended
                                             July 31,
                                         1995          1994
                                       (Amounts in Thousands,
                                     except per share amounts)

REVENUE                                  $   524    $   762

COSTS AND EXPENSES:
  Processing costs                           547      1,065
  General, administrative
    and selling                              528        631
  Bad debt expense                            18         18
  Interest                                    54         92
      Total                                1,147      1,806

LOSS FROM OPERATIONS                      (  623)    (1,044)

OTHER INCOME, NET                         (    1)        44

NET LOSS                                 $(  624)   $(1,000)

NET LOSS PER SHARE                       $ (0.07)   $ (0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING        8,640      6,438



SEVEN OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                           Three Months Ended
                                                July 31,
                                           1995          1994
                                         (Amounts in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $(  624)    $(1,000)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
     Depreciation and amortization            103         144
     (Gain) loss on sale of equipment           2      (    1)
     Provision for loss on trade receivables   18          18
     Increase (Decrease) in cash resulting
       from changes in assets and
       liabilities:
         Trade receivables                  1,794         836
         Other assets                      (    3)        294
         Accounts payable - retail stores  (1,345)     (  531)
         Retail store deposits             (    5)     (  220)
         Other liabilities                 (  194)      1,252
       Net cash provided by (used in)
         operating activities              (  254)        792

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property and equipment      (   55)     (    2)
  Net proceeds from sale of equipment                       1
       Net cash used in
         investing activities              (   55)     (    1)

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on notes
    payable                                   448      (  920)
 Net payments on affiliate debt            (   27)
       Net cash provided by (used in)
         financing activities                 421      (  920)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            112      (  129)
CASH, BEGINNING OF YEAR                        60         169

CASH, END OF YEAR                          $  172      $   40

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                               $   54      $   91


SEVEN OAKS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   The consolidated balance sheet as of July 31, 1995, the consolidated statements of operations for the three months ended July 31, 1995 and 1994, and the consolidated statements of cash flows for the three months then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at July 31, 1995, and for all other periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's year end April 30, 1995, on Form 10-KSB. The results of operations for the period ended July 31, 1995, are not necessarily indicative of the operating results for the full year.

2.   OTHER RECEIVABLES

   During the quarter ended July 31, 1995, the Company received $12,000 of principal from two notes receivable previously written off at April 30, 1994. At July 31, 1995, the balance of these notes was $785,000, which was fully reserved because of the uncertainty of the Company's ability to continue to make lease payments under its sale-leaseback agreement with respect to its processing plant in Juarez, Mexico. Failure to make monthly lease payments or a decision by the Company to terminate the lease agreement would result in a cancellation and satisfaction of the outstanding balance of the notes receivable from the owner of the processing plant. The Company is currently performing under the terms of its lease agreement.

3.   LONG-TERM PAYABLE - AFFILIATE

   As part of a management and financial restructuring agreement completed September 7, 1994, the Company entered an agreement with its largest trade creditor (hereinafter "Affiliate") to repay approximately $1.8 million, which had previously been carried as Accounts Payable - Retailers, over a period of up to four years. The repayment is to be made out of part of the processing fee that the Company will receive from processing coupons for the Affiliate and its subsidiaries. As of July 31, 1995, the Company owed approximately $1.6 million under this agreement, of which 92% was classified as long-term. Under certain circumstances, including but not limited to the termination of employment of the Chairman of the Board and Chief Executive Officer, there would be a default under this agreement that could accelerate the entire indebtedness then outstanding.

4.   SUBSEQUENT EVENTS

   On September 1, 1995, the Company defaulted by not making its semi-annual interest payment due on its 12%, $750,000 Debentures. The interest accrued, but unpaid at September 1, 1995, was $45,000. The Company remains in default with respect to the interest payment at September 13, 1995. A cross-default under the Company's line of credit ($645,000 at July 31, 1995) occurs when the Company defaults on the payment of obligations due under its indentures. Since the Company does not have waivers on the above debt defaults, all amounts outstanding at July 31, 1995, totalling $1,395,000, have been classified as current liabilities.

   On September 8, 1995, the Company entered into a definitive merger agreement with JSM Newco, Inc. and JSM Merger Sub, Inc.
("JSM"), wherein JSM upon closing the merger agreement would:

       a. Acquire for $0.31 a share all outstanding shares of the Company, except that a small number of shareholders, including the executive officers and a major customer of the Company, would retain some or all of their common stock in the Company;
       b. Provide access to a minimum of $3 million of capital to the Company;
       c. Repay principal and interest to the Company's debentureholders; and,
       d. Repay or refinance the Company's outstanding line of credit.

   The transaction is subject to approval of the shareholders of the Company.


ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation.

Summary

   Seven Oaks International, Inc. and its wholly-owned subsidiaries ("Company") process cents-off coupons, principally as a clearinghouse between product manufacturers and retailers throughout the United States. The Company sorts coupons for retailers and submits the sorted coupons to manufacturers for reimbursement. The Company generally makes advance payments to retailers and then is reimbursed by the issuing manufacturers, or their agents, for the face value of the coupons and the specified per coupon handling fee. The Company also markets its processing services to both retailers and manufacturers on a contractual basis not related to the per coupon handling fee. Under these plans, which typically produce less average revenue per coupon, retailers are reimbursed directly by manufacturers for submitted coupons without any advance payments by the Company.

   When the Company makes advance payments to retailers, its revenues are derived from retaining a portion of the handling fee, generally $0.08 per coupon, paid by product manufacturers to compensate retailers for the expense of accepting and submitting coupons. Manufacturers pay retailers the handling fee in addition to the face value of each coupon. The portion of the handling fee retained by the Company varies per customer according to the volume of coupons submitted and certain other factors. The Company typically retains less of the handling fee, and consequently recognizes less average revenue per coupon, from large chains and associations of retail stores than from smaller, independent retailers. Changes in the customer mix can affect the Company's average revenue per coupon, which had averaged less than $0.02 per coupon for the past several years and the first quarter of fiscal 1995. The average exceeded $0.02 per coupon in the third quarter of 1995, but declined to less than $0.02 per coupon in the fourth quarter, because the mix of coupons processed was affected by the increased processing for the Affiliate on a Pay Direct Plan during the third quarter. Revenue from processing coupons for the Affiliate represented 49% of revenue for the first quarter ended July 31, 1995.

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

Results of Operations and Profitability Trends

   The number of coupons processed for the quarter ended July 31, 1995, was 36 million, down 35% from the quarter ended July 31, 1994. Revenue for the quarter ended July 1995 decreased $238,000 (31%) to $524,000 compared to $762,000 for the quarter ended July 1994, primarily because of the Company's decision to terminate a processing agreement with a privately-held coupon processor during the first quarter of the prior fiscal year. Termination of this agreement accounted for the majority of the decline in revenue and coupons processed during the quarter ended July 1995, compared to the quarter ended July 1994.

   Processing costs for the quarter ended July 31, 1995, declined $518,000 (49%) to $547,000, compared to $1,065,000 for the quarter ended July 31, 1994. A reduction in workforce, reduced labor costs associated with a significant devaluation of the peso in late 1994 and early 1995, and the termination of a lease on a processing plant in Juarez, Mexico accounted for the significant decline in processing costs. General, selling and administrative expenses for the quarter ended July 31, 1995 decreased $103,000 (16%) to $528,000 compared to $631,000 for the quarter ended July 31, 1994. Reductions in bank charges, consulting fees, advertising, and promotion costs accounted for the majority of the decline.

   Reduced borrowing levels reduced interest expense $38,000
(41%) for the quarter ended July 31, 1995 versus the comparable quarter ended July 31, 1994.

   The number of coupons processed during the first quarter ended July 31, 1995, increased 32% from the fourth quarter ended April 30, 1995. This increase is attributed primarily to coupons received under the Company's exclusive processing agreement with a major wholesale grocery company that also is a 4.5% stockholder ("Affiliate"). Receipt of coupons from that wholesaler has been phased in over several months. In September 1995, the Affiliate indicated that it would commence full shipments to the Company. The coupons processed under this "Pay Direct" service agreement are (as is typically the case with Pay Direct accounts) at a lesser fee than that received under "Funded Plan" agreements with retailers where the Company has to finance the face value of coupons. Consequently, the increased volume at a lower fee reduced the average fee per coupon for the first quarter versus the fourth quarter of the fiscal year ended April 30, 1995.
Gross revenue for the first quarter of fiscal 1996 increased $27,000 (5.5%) from the fourth quarter of the fiscal year ended April 30, 1995, primarily because of the increased number of coupons processed for the Affiliate.

   On May 10, 1995, the Company signed a letter agreement, and on July 31, 1995 a formal agreement was executed, to become the exclusive processor for the Affiliate's independent retailer coupon program. This agreement is expected to approximately triple the number of coupons expected to be processed for the Affiliate under the exclusive processing agreement with the Affiliate on a fully phased-in basis. The Company commenced processing coupons under this agreement late in May 1995. The number of coupons processed for the Affiliate during the quarter ended July 31, 1995 increased 45% compared to the fourth quarter ended April 30, 1995.

   The net loss of $624,000 for the first quarter ended July 31, 1995 was a reduction of $530,000 (46%) compared to the loss of $1,154,000 for the fourth quarter ended April 30, 1995.
Excluding a one-time charge of $337,000 in the fourth quarter of the fiscal year ended April 30, 1995, which was associated with the consolidation of the Company's El Paso, Texas operations into the Juarez, Mexico facility, the reduction in loss was $193,000 (24%). Processing expenses were reduced $51,000, and general, selling and administrative expenses were reduced $54,000, in the quarter ended July 31, 1995 compared to the prior quarter ended April 30, 1995.

Liquidity and Capital Resources

   For most of the Company's fiscal year ended April 30, 1995 and continuing through September 13, 1995, the Company's liquidity has not been sufficient to continue generally meeting payment schedules established for its clearinghouse customers. As of July 31, 1995, the Company's current liabilities exceeded current assets by $5.8 million. In July 1995, the Company formulated a plan to repay its clearinghouse customers all amounts in arrears, which approximated $2.2 million at July 31, 1995, along with 9% interest. The repayments, which began in July 1995, are scheduled to be made over various payout periods. The Company suspended payouts under the program in August
1995, due to insufficient working capital to continue the payments.

   Trade receivables, which represent a major component of the Company's balance sheet, totaled $1.0 million as of July 31, 1995, down from $2.8 million at April 30, 1995. The reduction of $1.8 million in trade receivables principally reflected a higher percentage of coupons being handled on a "Pay Direct" basis (which typically earns lower per coupon fees for the Company than "Funded Accounts"), a somewhat faster collection period (from manufacturers) and a loss of customers.

   As of July 31, 1995, the Company had $645,000 of outstanding borrowings under its $1.0 million line of credit and $750,000 of 12% debentures outstanding. The Company defaulted on its semi-annual interest payment due September 1, 1995 under the terms of the indenture governing the debentures. The accrued, but unpaid interest on the debentures amounted to $45,000 at that date. The default had not been cured as of September 13, 1995. Under the Company's line of credit, a cross-default occurs when the company defaults under the terms of its indenture.

   The Company and its subsidiaries have pledged substantially all of their assets in connection with the financings described above, except operating assets in its plant in Juarez, Mexico and two notes receivable from the sale/leaseback of that plant. The notes receivable balances at July 31, 1995 total $785,000, but should the Company default under its lease agreement these notes would be deemed to have been satisfied. Because of the uncertainty of the Company's ability to continue to make the lease payments, these notes receivable balances have been fully reserved in the Company's financial statements (and are not reflected as an asset).

   The uncertainty regarding the future availability of outside funds and Seven Oaks' recurring losses led the Company's independent auditors to issue an opinion on the financial statements in fiscal 1993 which expressed substantial doubt about Seven Oaks' ability to remain a going concern. The independent auditor's reports accompanying the financial statements for fiscal 1995 and 1994 disclaims an opinion on the financial statements of Seven Oaks.

   The Company has pursued various financing alternatives both before and after its fiscal year ended April 30, 1995. Those efforts led to the execution on September 8, 1995 of an Agreement and Plan of Merger with a privately-held company. In the proposed merger, the privately-held company would acquire in the merger shares representing over 70% of the currently outstanding shares of Common Stock of the Company. The merger provides, among other things, for the purchaser to pay $0.31 a share to allshareholders other than designated managers and the Affiliate, who will retain some or all of their shares of the Company's Common Stock; to make available to the Company sufficient capital to satisfy past due liabilities to trade creditors, customers and lenders; and to repay or refinance the Company's outstanding line of credit, for the Company's future operations.

   The Company has no commitments for capital expenditures for fiscal 1996.

Income Taxes

   As of July 31, 1995, the Company had net operating loss carryforwards of approximately $25.2 million for income tax reporting purposes. The effect of these carryforwards in adding to the Company's cash flow is dependent on the Company's ability to restore and maintain operating profitability. The proposed merger disclosed in Note 4 of the Financial Statements is expected to substantially reduce the ability of the Company to use the carryforwards for periods subsequent to the merger.

Inflation

   Inflation is not presently having a material effect on the Company's operations in the United States. The wages to Mexican employees represent approximately 38% of the Company's processing costs and are dependent on the exchange rate of the Mexican peso.

There was no significant change in the value of the peso relative to the dollar during the three months ended July 31, 1995.


PART II.  OTHER INFORMATION.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   As described under the heading "Liquidity and Capital Resources" in Item 2 of Part I hereof, and it Note 4 to the financial statements, the Registrant defaulted subsequent to July 31, 1995, under the Indenture, dated as of March 1, 1995, between Coupon Redemption, Inc. and Union Planters National Bank, Trustee, governing the Company's 12% debentures, of which approximately $750,000 in principal amount are outstanding. The default occurred when the Registrant did not make its $45,000 semi-annual payment of interest due on September 1, 1995. The default has not been cured as of September 13, 1995. Under the Company's line of credit, a cross-default occurs when the company defaults under the terms of its indenture.


ITEM 5.  OTHER INFORMATION

   Directors of the Company have not been elected since the annual shareholders meeting held in February 1994. Three of the directors elected at that time resigned in connection with the Managerial and Financial Restructuring transaction on September 7, 1994 (which is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Managerial and Financial Restructuring" in the Company's Form 10-KSB for the fiscal year ended April 30, 1995). Two interim directors were appointed at that time by the directors then remaining on the Board of Directors. Two other directors were appointed in November 1994 and May 1995, respectively by unanimous vote of the directors sitting on the board at the times of their appointment. Each director will serve until the next meeting held for the purpose of electing directors and other business to be presented to shareholders for vote, or until their successors are elected.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:

   10(a)  Agreement and Plan of Merger by and between JSM Newco,
          Inc., JSM Merger Sub, Inc., and Seven Oaks
          International, Inc. dated September 8, 1995.

B.  Reports on Form 8-K.

   On August 16, 1995, the Registrant filed a report on Form 8-K reporting its First Amended and Restated Processing Agreement, dated July 31, 1995, between Fleming Companies, Inc., Coupon
Redemption, Inc., and Seven Oaks International, Inc.


                           SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Seven Oaks International, Inc.
                                           Registrant


Date    September 13, 1995        /s/ Peter R. Pettit
                                  Peter R. Pettit, Chairman
                                  and Chief Executive Officer


Date    September 13, 1995        /s/ Jimmy H. Cavin
                                  Jimmy H. Cavin
                                  Chief Financial Officer



                 SEVEN OAKS INTERNATIONAL, INC.
                        AND SUBSIDIARIES


                          EXHIBIT INDEX

                                                             Page

   10(a) Agreement and Plan of Merger by and between JSM Newco, Inc., JSM Merger Sub, Inc., and
          Seven Oaks International, Inc. dated
          September 8, 1995