Form 10KSB/A
period 1995-04-30
SEVEN OAKS INTERNATIONAL INC
filed 1995-10-10
CIK 352330

This filing consists
                                                      of 68 pages.  The exhibit
                                                      index is on page 60.



                                FORM 10-KSB(A)
                                AMENDMENT NO. 1

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
(Mark One)

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 30, 1995
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

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

                         Common Stock Purchase Rights
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No

                                                                  Page 2 of 68

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

                     Documents Incorporated by Reference.

                                Not Applicable




































                                                                  PART IV
                                                                  Page 59 of 68


                                  SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Seven Oaks International, Inc.
                                          Registrant


Date     October 9, 1995                   /s/ Peter R. Pettit
                                          Peter R. Pettit, Chairman
                                          and Chief Executive Officer


Date     October 9, 1995                   /s/ Jimmy H. Cavin
                                          Jimmy H. Cavin
                                          Chief Financial Officer
































                                                                  Page 60 of 68

                        SEVEN OAKS INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                                 EXHIBIT INDEX

                                                                         Page
10 (am)*  Letter Agreement dated May 10, 1995 between Seven Oaks
          International, Inc. and Fleming Companies, Inc. to modify
          the Stock Purchase and Debt Modification Agreement dated
          September 7, 1994.                                               61


22*       Subsidiaries of the Registrant.                                  66

24*       Consents of Experts and Counsel.                                 67

27**      Financial Data Schedule.                                         68

*  Previously filed
**  Filed hereto


































<