Form 10QSB/A
period 1995-07-31
SEVEN OAKS INTERNATIONAL INC
filed 1995-10-25
CIK 352330

FORM 10-QSB(A)
                         AMENDMENT NO. 1

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1995

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



                                                       PART II


                          SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Seven Oaks International, Inc.
                                  Registrant


Date   October 24, 1995           /s/ Peter R. Pettit
                                      Peter R. Pettit, Chairman
                                      and Chief Executive Officer


Date   October 24, 1995           /s/ Jimmy H. Cavin
                                      Jimmy H. Cavin
                                      Chief Financial Officer





                     SEVEN OAKS INTERNATIONAL, INC.
                            AND SUBSIDIARIES

                              EXHIBIT INDEX


10 (a)*  Agreement and Plan of Merger by and between JSM Newco,
         Inc., JSM Merger Sub, Inc., and Seven Oaks
         International, Inc.

27**     Financial Data Schedule.


*   Previously filed
**  Filed hereto